Form 10QSB
period 2006-12-31
NORTHWEST CHARIOTS INC
filed 2007-04-02
CIK 1385310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________

Commission File Number 333-140322

NORTHWEST CHARIOTS INCORPORATED

(Exact name of registrant as specified in its charter)

Nevada	98-0496885
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

106 1656 Martin Drive, Ste 268, Surrey, British Columbia, Canada, V4A 6E7
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (604) 202-9390

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ___ No X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No X

Number of shares outstanding of the registrant’s class of common stock as of March 23, 2007: 3,500,000 Authorized share capital of the registrant: 75,000,000 common shares, par value of $0.001 The Company recorded $nil revenue for the quarter ended December 31, 2006.

1

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NORTHWEST CHARIOTS INCORPORATED

(A Development Stage Company)

FINANCIAL STATEMENTS

DECEMBER 31, 2006

Page

Financial Statements:
Balance Sheets	F-2
Statements of Operations	F-3
Statements of Cash Flows	F-4
Statements of Stockholders’ Equity	F-5
Notes to Financial Statements	F-6 to F-7

NORTHWEST CHARIOTS INCORPORATED
(A Development Stage Company)
BALANCE SHEETS
	December 31,	September 30,
	2006	2006
	(unaudited)	(See Note 1)
ASSETS
Current
Cash	$ 23,293	$ 34,954
Prepaid Expenses	187

Total Current Assets	23,480	34,954

Total Assets	$ 23,480	$ 34,954

LIABILITIES
Current
Accounts payable	$ -	$ 1,705

Total Current Liabilities	-	1,705

STOCKHOLDERS’ EQUITY
Capital Stock
Authorized:
75,000,000 common shares, par value $0.001 per share
Issued and outstanding:
3,500,000 common shares	3,500	3,500
Additional paid-in capital	31,500	31,500
Deficit Accumulated During the Development Stage	(11,520)	(1,751)

Total Stockholders’ Equity	23,480	33,249

Total Liabilities and Stockholders’ Equity	$ 23,480	$ 34,954

The accompanying notes are an integral part of these statements.

NORTHWEST CHARIOTS INCORPORATED
(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

		Cumulative amounts
		from Date of
	Three-month period	Incorporation on
	ended	April 04, 2006 to
	December 31, 2006	December 31, 2006

Revenue	$ -	$ -

Expenses
Office and administration	176	222
Organizational costs	-	1,705
Professional fees	9,593	9,593

	9,769	11,520

Net Loss	$ (9,769)	$ (11,520)

Basic And Diluted Loss Per	$ Nil
Share

Weighted Average Number Of	3,500,000
Shares Outstanding

The accompanying notes are an integral part of these statements.

NORTHWEST CHARIOTS INCORPORATED
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

		Cumulative amounts
	Three-month period	from Date of Inception
	ended December 31,	on April 04, 2006 to
	2006	December 31, 2006

Cash Flows from Operating Activities
Net loss	$ (9,769)	$ (11,520)

Adjustments to Reconcile Net Loss to
Net Cash Used by Operating Activities
Prepaid expenses	(187)	(187)
Accounts payable and accrued
liabilities	(1,705)	-

Net Cash (Used in) Operating
Activities	(11,661)	(11,707)

Cash Flows From Financing Activity
Issuance of common shares	-	35,000

Net Cash Provided by Financing
Activities	-	35,000

Increase (Decrease) in Cash During
the Period	(11,661)	23,293

Cash, Beginning Of Period	34,954	-

Cash, End Of Period	$ 23,293	$ 23,293

Supplemental Disclosure Of Cash
Flow Information
Cash paid for:
Interest	$ -	$ -
Income taxes	$ -	$ -

The accompanying notes are an integral part of these statements.

NORTHWEST CHARIOTS INCORPORATED
(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

				DEFICIT
		CAPITAL STOCK		ACCUMULATED
			ADDITIONAL	DURING THE
			PAID-IN	DEVELOPMENT
	SHARES	AMOUNT	CAPITAL	STAGE	TOTAL

Shares issued for cash at $0.01
	3,500,000	$ 3,500	$ 31,500	$ -	$ 35,000
Net loss for the period ended
September 30, 2006	-	-	-	(1,751)	(1,751)

Balance, September 30, 2006	3,500,000	3,500	31,500	(1,751)	33,249

Net loss for the period ended	-	-	-	(9,769)	(9,769)

Balance, December 31, 2006	3,500,000	$ 3,500	$ 31,500	$ (11,520)	$ 23,480

The accompanying notes are an integral part of these statements.

NORTHWEST CHARIOTS INCORPORATED (A Development Stage Company) NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2006

Note 1 Unaudited Statements

While the information presented in the accompanying interim financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. Except as disclosed below, these interim financial statements follow the same accounting policies and methods of their application as our audited annual financial statements for the year ended September 30, 2006. It is suggested that these interim financial statements be read in conjunction with our audited financial statements for the year ended September 30, 2006. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

The information as of September 30, 2006 is taken from the audited financial statements of that date.

Note 2 Nature and Continuance of Operations

a)	Organization

We were incorporated in the State of Nevada, United States of America, on April 04, 2006. Our year end is September 30th.

b)	Development Stage Activities

We are in the development stage and have not yet realized any revenues from our planned operations. Our business plan is to develop a retail sales and rental business for electrically powered human transporters. We are planning to promote our transporters to large corporations throughout Western Canada. Our offices are in Vancouver, B.C.

Based upon our business plan, we are a development stage enterprise. Accordingly, we present our financial statements in conformity with the accounting principles generally accepted in the United States of America that apply in establishing operating enterprises. As a development stage enterprise, we disclose the deficit accumulated during the development stage and the cumulative statements of operations and cash flows from inception to the current balance sheet date.

Note 3 Common Stock

Our authorized common stock consists of 75,000,000 shares with a par value of $0.001 per share.

On April 04, 2006, we issued 1,500,000 shares of common stock at a price of $0.01 for cash totaling $15,000.

On September 25, 2006, we issued 2,000,000 shares of common stock at a price of $0.01 for cash totaling $20,000.

Note 4 Income Taxes

We are subject to U.S. federal income taxes. We have had no income, and therefore have paid no income tax.

Deferred income taxes arise from temporary timing differences in the recognition of income and expenses for financial reporting and tax purposes. Our deferred tax assets consist entirely of the benefit from net

NORTHWEST CHARIOTS INCORPORATED (A Development Stage Company) NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2006

operating loss (NOL) carry-forwards. The net operating loss carry forwards expire in 2027. Our deferred tax assets are offset by a valuation allowance due to the uncertainty of the realization of the net operating loss carry-forwards. Net operating loss carry-forwards may be further limited by a change in company ownership and other provisions of the tax laws.

The provision for refundable Federal income tax, using an effective tax rate of 15%, consists of the following:

	Period Ended	Three-Month
	September 30,	Period Ended
	2006	December 31,
2006

Refundable Federal income tax attributable to:
Current operations	$ (263)	$ (1,465)
Timing differences, Organizational costs	230	(13)
Change in deferred tax valuation allowance	33	1,478

Net refundable amount	-	-

The cumulative tax effect at the expected rate of 15% of significant items comprising our net deferred tax amount is as follows:

	September 30,	December 31,
	2006	2006

Deferred tax asset attributable to:
Net operating loss carryover	$33	$1,511
Organizational costs		217

Less, Valuation allowance	(33)	(1,728)

Net deferred tax asset	-	-

At December 31, 2006, we had an unused net operating loss carryover approximating $10,071 that is available to offset future taxable income. It expires beginning in 2026.

Note 5 Related Party Transactions

We use the offices of our President for our minimal office facility needs for no consideration. In addition, the President performed services on our behalf without compensation during the period ended December 31, 2006. No provision for these costs has been provided since it has been determined that they are immaterial.

Note 6 Subsequent Events

We filed a Form SB-2 Registration Statement to offer the public up to 940,000 common shares at $0.10 per share. The Registration Statement was effective February 9, 2007.

ITEM 2. MANAGEMENT’S PLAN OF OPERATION

We incorporated as Northwest Chariots Incorporated (hereinafter referred to as “Chariots”) on April 4, 2006 in the State of Nevada. Our principal executive offices are located at 106 - 1656 Martin Drive, Ste 268, Surrey, British Columbia, Canada, V4A 6E7. Our telephone number is (604) 202-9390. Our fiscal year end is September 30.

On February 9, 2007, our Registration Statement on Form SB-2 was declared effective, enabling an offering of a maximum of 940,000 common shares at a price of $0.10 per share. As of the date hereof, we have not accepted any subscriptions for these common shares. At present, our common shares are not posted for trading or listed on any exchange. All of our outstanding common shares are currently held by our officers and directors.

We are a development stage company. We currently have no revenues from operations. We are in a start-up phase with our existing assets and we have no significant assets, tangible or intangible. There can be no assurance that we will generate revenues in the future, or that we will be able to operate profitably in the future, if at all. We have incurred net losses in each fiscal year since inception of our operations. We have never declared bankruptcy, have never been in receivership, and never been involved in any legal action or proceedings. Since becoming incorporated, we have not made any significant purchase or sale of assets, nor have we been involved in any mergers, acquisitions or consolidations.

Our goal is to develop a retail sales and rental business for electrically powered human transporters. We intend to purchase various models of transporters from a number of different manufacturers and suppliers and then sell and/or rent the units in two (2) distinct markets. Our first target market consists of corporate clients, anticipating they will encourage their management, staff and employees to purchase the environmentally-friendly transporters. Our second target market is comprised of individuals who will shop at our retail location or make enquiries via our website.

Human transporters are individually operated scooters which allow an individual to propel themselves to a chosen destination. We have a broad target market from the working commuter to the recreational enthusiast; from the senior who needs ease of mobility, to the student who needs inexpensive transportation to and from classes; or from the tourist who would like to explore a new locale with ease, to the curious individuals looking to try a new approach to urban mobility.

With the continuing rising costs for petroleum based fuel contrasted against the use of electricity as an energy source and the already proven acceptance of these transporter products, we believe that we can fill a need by providing personal human transporter products to metropolitan areas.

Principal Products and Services

We intend to market, sell, and make available for rental various types of electrically powered personal transporters. Some of these are:

  The electric bicycle. This is a two-wheel ‘three-way’ power pedal bicycle. The rider can pedal it as a regular bicycle, choose pedal assist with a mode switch on the handlebar, or choose full electric power with grip handle speed control.
  The chariot. This unit has two wheels that are parallel with a pole in the middle. The user is able to stand on the platform above the wheels and lean forward, backwards or side to side and the transporter will respond accordingly, traveling upwards of 20km hour. With the latest advances in gyros, tilt sensors, and high performance motors, these machines may become the most common means of transportation in densely populated centers and environmentally friendly communities.
  The quad. This unit has four (4) wheels, a very stable platform and a seat for the operator. Especially designed for seniors and those with disabilities, development has created transporters that are being used in expanded markets.
  Special order. For specific applications and sports enthusiasts, appropriately modified units will be available by special order.

PLAN OF OPERATION

We are a development stage company that has not commenced selling products, and thus, we have no revenue, no financial backing and few assets. We anticipate that we will commence revenues by September 2007.

The following discussion of our plan of operation, financial condition, results of operations, cash flows and changes in financial position, should be read in conjunction with our most recent financial statements and notes appearing elsewhere in this Form 10-QSB and in our Form SB-2 Registration Statement filed January 30, 2007.

Our continuing operations are dependent upon the identification and successful completion of additional long-term or permanent equity financing, the support of creditors and shareholders, and, ultimately, the achievement of profitable operations. There can be no assurances that we will be successful, which would in turn significantly affect our ability to complete the roll-out of our business plan. If not, we will likely be required to reduce operations or liquidate assets. We will continue to evaluate our projected expenditures relative to our available cash and to seek additional means of financing in order to satisfy our working capital and other cash requirements.

We need to raise $94,000 to purchase inventory, fully develop our website and market our product. We presently do not have such funds. We are attempting to raise such funds through our public offering. We do not have a source to supply the necessary funding if we are unsuccessful in raising the capital through the public offering. We believe it will take from two (2) to three (3) months to raise capital to begin development of the business.

We have limited operations, no revenue, limited financial backing and few assets. How long we can continue to satisfy our cash requirements, and whether we will require additional funding for the next twelve (12) months from the date hereof is dependent on how quickly we can generate revenue to cover our ongoing expenses. We do not have any full-time employees at the present time. We are operating with very limited administrative support, and our current officers and directors will continue to be responsible for all planning, developing and operational duties, without compensation, for at least the first year of operations.

How long we will be able to satisfy our cash requirements, and whether we will require additional outside funding in the next twelve (12) months depends on how quickly our company can generate revenue and how much revenue can be generated.

With sufficient funds available from the offering, we intend to design a promotional campaign that will be effective for each market. A website will be developed as the main source of promotion in an attempt to reduce recurring costs that are associated with the print medium. This website will utilize artwork and a logo and will be made available in English, French, and Cantonese. Our website will outline a description of the personal transporters, fee structure, ordering instructions, and contact information. Together with telephone installation and hook-up costs, we expect to spend $3,000 for these services within the first three months of operation.

We will register and list the website address with widely used search engines and directories. For every search engine there are many special interest websites dedicated to specific markets. Having a mutual link on a special interests site dedicated to our market would be beneficial, as it has the potential to draw a larger number of visitors and purchasers to the website. Creating mutual links is an effective means of marketing and cross promoting, as mutual links on targeted sites expose us to existing, qualified and interested consumers. These targeted sites have already done the web marketing and branding to draw traffic to their respective websites. The site visitors are likely to follow the link to the site and potentially purchase the services offered at the new destination, which is our website. Monthly costs will be incurred for these contacts. We expect these costs will begin in September 2007.

Our marketing package will include development of a company logo. We will begin to market our products using promotional brochures and information bulletins. We expect that the information brochures and bulletins should be ready for our promotional use by the end of July 2007. We anticipate initially spending between $8,000 and $12,000 of our marketing and promotional budget for the design and production of these materials. The balance of our budget will be spent throughout the balance of our business year.

We plan to engage in cross promotions with rental shops in Vancouver and Lower Mainland to increase the awareness of our products. Cross promotions will include working with the cruise ships that dock at Vancouver’s convention center and other travel packages that bring visitors to Vancouver. We intend to work with travel agencies and affiliates who will be offered performance-based incentive to sell rental packages for us. We expect to spend $6,000 to $8,000 on these promotional activities.

Depending on the funds available, we intend to purchase our first inventory within two months of the closing of our public offering. Delivery will take two to three months. Initially, we expect to bring in $10,000 worth of inventory. The balance of our inventory will be purchased as soon as we are able to establish our retail location.

If we are able to raise at least $70,000 from the offering, we will contact prospective property managers. The lease agreement on a suitable premise should be in place within six months of the closing of this offering.

Should we raise the entire $94,000 from the public offering, management is of the opinion that no further funds would be required for the operation of our business for the twelve month period following the completion of our public offering. In the event that we raise only a nominal amount of money from the offering – $23,000 or less, our business plan will be on hold due to the lack of cash resources. Our immediate focus will be to identify and obtain financing to survive. Management does not have a definitive plan to provide additional funding.

Off-Balance Sheet Arrangements

We currently do not have any off-balance sheet arrangements.

Expenditures

There is no assurance that we will raise the full $94,000 as anticipated. The following is the break down of how management intends to use the proceeds if only 25 percent, 50 percent, or 75 percent of the total Offering amount is raised:

Expenditure Item	25%	50%	75%	100%

Legal Counsel & Auditor	8,000	8,000	8,000	8,000

Retail Location	-	-	15,000	15,000

Inventory	2,000	14,000	23,000	27,000

Marketing & Travel	2,000	13,000	13,000	23,000

Website Development	7,000	7,000	3,000	3,000

Office Furniture, Equipment & Supplies	500	1,000	3,000	5,000

Website Hosting & Telecom	3,000	3,000	3,000	3,000

Bookkeeping & Office Administration	500	500	1,500	9,000

Miscellaneous	500	500	1,000	1,000

Total	23,500	47,000	70,500	$94,000

If only 25% of the Offering is sold, we will continue with development plans. However, most of our budgeted expenses will need to be placed on hold. Plans for a retail store will be placed on hold until sufficient capital becomes available. In the interim, we will need to follow our contingency plan.

Our contingency plan will be to generate revenue entirely through an internet-based business. Therefore, we will concentrate our financial resources on developing a fully inter-active website to market our products. Funding for marketing and promotions will be restricted. We will purchase limited sample inventory. Internet marketing will be the only form of advertising the company will use. This will keep costs low and allow for a targeted marketing campaign intended to bring large volumes of traffic to the website. Our officers will participate in all functions to generate sales and revenues for the business. We will use the office furniture and computer hardware of the directors. The directors will take responsibility for monthly bookkeeping and quarterly in-house interim financial statements for the auditor’s review. We anticipate that the $23,500 along with the expectation of limited revenue from modest sales will be sufficient to sustain operations during the short-term. However, there would be insufficient funds available for furtherance of the plan of operations as detailed earlier under the heading “PLAN OF OPERATION”.

If less than $23,500 is made available, our business plan will be on hold due to the lack of cash resources. Our immediate focus will be to identify and obtain financing to remain in business. Management does not have a definitive plan to provide additional funding.

We will use the limited financial resources available to first cover our ongoing legal and audit costs. Remaining funds will be used to develop an inter-active website in an attempt to generate revenue. No inventory will be acquired and products will be procured only when their resale is confirmed. Marketing expenses would need to be carefully directed.

In the event that only 50% of the Offering amount is raised, we will be able to further the plan of operation; however, our activities will continue to be severely restricted. We will not be able to finance a retail location to sell our inventory of human transporters. We will invest financial resources in travel & marketing, concentrating on road sales to generate revenue. We will also depend on an inter-active website to accept customer orders. We will restrict office furniture and equipment expenditures, relying heavily on the directors and officers to supply computers and fulfill the daily operation requirements of the business.

As indicated, we will restrict spending to only those items deemed necessary for the short-term success of the business. Without the ability to aggressively pursue the plan of operations, it is likely that we will take much longer to build a profitable business.

If 75% of the total Offering amount is raised, there will be sufficient funds to pay a significant portion of all budgeted expenditure items. We will search for, and procure, leased premises to use as a retail sales center. Since our business will have a retail store, the website will only be used as a marketing tool, directing traffic to our store. We will rely heavily on the directors and officers to fulfill the operating requirements of the business, taking responsibility for monthly bookkeeping and quarterly in-house interim financial statements for the auditor’s review.

The expenditure items in the above chart are defined as follows:

Legal Council and Auditor: This expenditure item refers to the normal legal and audit costs associated with maintaining a publicly traded company. We expect to make these expenditures throughout the year, commencing upon the effective date of this registration statement.

Retail Location: This item refers to the cost of renovations to a leased premise. It also includes the cost of putting an appropriate lease in place, prepaid rent and monthly lease payments required for the showroom. We expect to begin this expenditure within six (6) months of the closing of the offering.

Inventory: This expenditure item refers to the total cost of establishing product inventory for sale to the public. We will do monthly evaluation of our sales to adjust the products and the quantity of each product we wish to carry in our inventory stock.

Marketing and Travel: This expenditure refers to the cost of a full marketing program and the distribution of product information to our customers and interested business individuals. This will include direct marketing, local newspaper advertising directed to specific geographical and demographical locations, as well as cross-promotions with environmental programs, and agencies who develop environmental awareness. As the business develops we will branch into radio, television, and various print mediums to enhance the branding of our business.

Website Development: This expense is the cost associated with the development of the website. The website will be used to outline our products, introduce and display our inventory.

Office Furniture, Equipment and Supplies: This expenditure refers to items such as desks, chairs, computer hardware and software, photocopier, fax machine, telephone system, filing cabinets, office supplies and other similar office requirements. We expect to begin making these purchases during the second month of operations after the closing of our offering.

Website, Hosting and Telecom: This item covers the cost of telephone and fax services as well as the cost to host our website for the twelve-month period following the closing date of our offering.

Bookkeeping and Office Administration: This expense is to cover the cost of bookkeeping and other administrative costs.

Miscellaneous: This expense refers to any miscellaneous costs that have not been otherwise listed such as bank service charges and sundry items. This amount should cover all unexpected costs not mentioned or listed in the above list. Any additional funds not used in this category will be funneled back into marketing.

ITEM 3. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.

There has been no change in our internal control over financial reporting during the current quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS
None.
ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

We have sold securities within the past three (3) years without registering the securities under the Securities Act of 1933 on two (2) separate occasions.

President and Director of the company, Mr. Douglas Dewar, purchased by subscription 1,500,000 shares of our common stock on April 4, 2006, for $15,000. On September 25, 2006, a private offering was completed, under which 2,000,000 shares of our common stock were sold by subscription at a price of $.01 per share to two (2) other directors for an additional $20,000. The funds raised have been expended, or will be expended in relation to the registration statement as detailed in the Form SB-2 filed January 30, 2007.

On February 9, 2007 our Registration Statement on Form SB-2, commission file number 333-140322, became effective, enabling us to offer up to 940,000 shares of common stock of our company at a price of $0.10 per share. As of the date hereof, we have not accepted any subscriptions.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Pursuant to Rule 601 of Regulation S-B, the following exhibits are included herein or incorporated by reference.

Exhibit
Number              Description

3.1	Articles of Incorporation*

3.2	By-laws*

31.1	CERTIFICATION OF CEO PURSUANT TO 18 U.S.C. ss. 1350, SECTION 302

31.2	CERTIFICATION OF CFO PURSUANT TO 18 U.S.C. ss. 1350, SECTION 302

32.1	CERTIFICATION PURSUANT TO 18 U.S.C. ss.1350, SECTION 906

32.2	CERTIFICATION PURSUANT TO 18 U.S.C. ss. 1350, SECTION 906

* Incorporated by reference to our SB-2 Registration Statement, file number 333-140322, filed on January 30, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 2nd day of April, 2007.

NORTHWEST CHARIOTS INCORPORATED

Date: April 2, 2007	By: /s/ Douglas Dewar Name: Douglas Dewar Title: President/Chief Executive Officer, principal executive officer

Date: April 2, 2007	By: /s/ James Davies Name: James Davies Title: Chief Financial Officer, principal financial officer and principal accounting officer