Form 10QSB
period 2007-03-31
NORTHWEST CHARIOTS INC
filed 2007-09-13
CIK 1385310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)
[X]		QUARTERLY REPORT PURSUANT TO SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

[ ]		TRANSITION REPORT PURSUANT TO SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the transition period from	to

Commission File Number 333-140322

NORTHWEST CHARIOTS INCORPORATED

(Exact name of registrant as specified in its charter)

Nevada State or other jurisdiction of incorporation or organization	98-0496885 (I.R.S. Employer Identification No.)

106 1656 Martin Drive, Ste 268, Surrey, British Columbia, Canada, V4A 6E7 (Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (604) 202-9390

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ___ No X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes X No

Number of shares issued and outstanding of the registrant’s class of common stock as of August 31, 2007: 3,500,000 shares of common stock

Authorized share capital of the registrant: 75,000,000 common shares, par value of $0.001

The Company did not recognize any revenue for the quarter ended March 31, 2007

PART I - FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

NORTHWEST CHARIOTS INCORPORATED

(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

MARCH 31, 2007

Page

Financial Statements:
Interim Balance Sheets	F-2
Interim Statements of Operations	F-3
Interim Statements of Cash Flows	F-4
Interim Statements of Stockholders’ Equity	F-5
Notes to Interim Financial Statements	F-6 to F-7

NORTHWEST CHARIOTS INCORPORATED
(A Development Stage Company)
INTERIM BALANCE SHEETS
	March 31,	September 30,
	2007	2006
	(unaudited)	(See Note 1)
ASSETS
Current
Cash	$ 10,693	$ 34,954

Total Current Assets	10,693	34,954

Total Assets	$ 10,693	$ 34,954

LIABILITIES
Current
Accounts payable & accrued expenses	$ 2,408	$ 1,705

Total Current Liabilities	2,408	1,705

STOCKHOLDERS’ EQUITY
Capital Stock
Authorized:
75,000,000 common shares, par value $0.001 per share
Issued and outstanding:
3,500,000 common shares	3,500	3,500
Additional paid-in capital	31,500	31,500
Deficit Accumulated During the Development Stage	(26,715)	(1,751)

Total Stockholders’ Equity	8,285	33,249

Total Liabilities and Stockholders’ Equity	$ 10,693	$ 34,954

The accompanying notes are an integral part of these statements.

NORTHWEST CHARIOTS INCORPORATED
	(A Development Stage Company)

INTERIM STATEMENTS OF OPERATIONS

	(Unaudited)

			Cumulative amounts
			from Date of
	Three month period	Six month period	Incorporation on
	ended March 31,	ended March 31,	April 4, 2006 to
	2007	2007	March 31, 2007

Revenue	$ -	$ -	$ -

Expenses
Office and administration	2,905	3,081	3,127
Organizational costs	-	-	1,705
Professional fees	12,290	21,883	21,883

	15,195	24,964	26,715

Net Loss	$ (15,195)	$ (24,964)	$ (26,715)

Basic And Diluted Loss Per	$ Nil	$ (0.01)
Share

Weighted Average Number Of	3,500,000	3,500,000
Shares Outstanding

The accompanying notes are an integral part of these statements.

NORTHWEST CHARIOTS INCORPORATED
(A Development Stage Company)

INTERIM STATEMENTS OF CASH FLOWS

(Unaudited)

		Cumulative amounts from
		Date of Inception
	Six-month period ended	on April 04, 2006 to
	March 31, 2007	March 31, 2007

Cash Flows from Operating Activities
Net loss	$ (24,964)	$ (26,715)

Adjustments to Reconcile Net Loss to Net
Cash Used by Operating Activities
Accounts payable and accrued liabilities	703	2,408

Net Cash (Used in) Operating Activities	(24,261)	(24,307)

Cash Flows From Financing Activity
Issuance of common shares	-	35,000

Net Cash Provided by Financing Activities	-	35,000

Increase (Decrease) in Cash During the
Period	(24,261)	10,693

Cash, Beginning Of Period	34,954	-

Cash, End Of Period	$ 10,693	$ 10,693

Supplemental Disclosure Of Cash Flow
Information
Cash paid for:
Interest	$ -	$ -
Income taxes	$ -	$ -

The accompanying notes are an integral part of these statements.

NORTHWEST CHARIOTS INCORPORATED
(A Development Stage Company)

INTERIM STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

				DEFICIT
		CAPITAL STOCK		ACCUMULATED

			ADDITIONAL	DURING THE
			PAID-IN	DEVELOPMENT
	SHARES	AMOUNT	CAPITAL	STAGE	TOTAL

Shares issued for cash at $0.01	3,500,000	$ 3,500	$ 31,500	$ -	$ 35,000
Net loss for the period ended
September 30, 2006	-	-	-	(1,751)	(1,751)

Balance, September 30, 2006	3,500,000	3,500	31,500	(1,751)	33,249

Net loss for the period ended	-	-	-	(24,964)	(24,964)

Balance, March 31, 2007	3,500,000	$ 3,500	$ 31,500	$ (26,715)	$ 8,285

The accompanying notes are an integral part of these statements.

NORTHWEST CHARIOTS INCORPORATED (A Development Stage Company) NOTES TO INTERIM FINANCIAL STATEMENTS

MARCH 31, 2007

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

NORTHWEST CHARIOTS INCORPORATED (A Development Stage Company) NOTES TO INTERIM FINANCIAL STATEMENTS

MARCH 31, 2007

Deferred income taxes arise from temporary timing differences in the recognition of income and expenses for financial reporting and tax purposes. Our deferred tax assets consist entirely of the benefit from net operating loss (“NOL”) carry-forwards. The net operating loss carry forwards expire in 2027. Our deferred tax assets are offset by a valuation allowance due to the uncertainty of the realization of the net operating loss carry-forwards. Net operating loss carry-forwards may be further limited by a change in our ownership and other provisions of the tax laws.

The provision for refundable Federal income tax, using an effective tax rate of fifteen percent (15%), consists of the following:

	Period Ended	Six-Month Period
	September 30,	Ended
	2006	March 31, 2007

Refundable Federal income tax attributable to:
Current operations	$ (263)	$ (4,007)
Timing differences/Organizational costs	230	(26)
Change in deferred tax valuation allowance	33	4,033

Net refundable amount	-	-

The cumulative tax effect at the expected rate of fifteen percent (15%) of significant items comprising our net deferred tax amount is as follows:

	September 30,	March 31,
	2006	2007

Deferred tax asset attributable to:
Net operating loss carryover	$33	$ 4,065
Organizational costs		205
Less, Valuation allowance	(33)	(4,270)

Net deferred tax asset	-	-

At March 31, 2007, we had an unused net operating loss carryover approximating $27,103 that is available to offset future taxable income. It will expire beginning in 2026.

Note 5 Related Party Transactions

We use the offices of our President for our minimal office facility needs for no consideration. In addition, the President performed services on our behalf without compensation during the period ended March 31, 2007. No provision for these costs has been provided since it has been determined that they are immaterial.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

We incorporated as Northwest Chariots Incorporated (hereinafter referred to as “Chariots” “we”, “us”, or “our”) on April 4, 2006 in the State of Nevada. Our principal executive offices are located at 106 - 1656 Martin Drive, Ste 268, Surrey, British Columbia, Canada, V4A 6E7. Our telephone number is (604) 202-9390. Our fiscal year end is September 30.

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

Our goal is to develop a retail sales and rental business for electrically powered human transporters. We intend to purchase various models of transporters from a number of different manufacturers and suppliers and then sell and/or rent the units in two (2) distinct markets. Our first target market consists of corporate clients, anticipating they will encourage their management, staff and employees to purchase the environmentally-friendly transporters. Our second target market is comprised of individuals who will shop at our retail location or make inquiries via our website.

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

With the continuing rising costs for petroleum-based fuel contrasted against the use of electricity as an energy source and the already proven acceptance of these transporter products, we believe that we can fill a need by providing personal human transporter products to metropolitan areas.

Principal Products and Services

We intend to market, sell, and make available for rental, various types of electrically powered personal transporters. Some of these are:

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

Plan of Operation

We are a development stage company that has not commenced selling products, and thus, we have no revenue, no financial backing and few assets. Even though we are inadvertently classified as a shell company as defined in Rule 10b-2, we believe that we are not a shell in that we are continuing to carry out our business plan. We anticipate that we will commence revenues by March 2008.

The following discussion of our plan of operation, financial condition, results of operations, cash flows and changes in financial position should be read in conjunction with our most recent financial statements and notes appearing elsewhere in this Form 10-QSB; our Form 10-QSB filed on April 2, 2007, and our Form SB-2 Registration Statement filed January 30, 2007.

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

We have limited operations, no revenue, limited financial backing and few assets. How long we can continue to satisfy our cash requirements, and whether we will require additional funding for the next twelve (12) months from the date hereof is dependent on how quickly we can generate revenue to cover our ongoing expenses and how much revenue can be generated. We do not have any full-time employees at the present time. We are operating with very limited administrative support, and our current officers and directors will continue to be responsible for all planning, developing and operational duties, without compensation, for at least the first year of operations.

We intend to design a promotional campaign that will be effective for each market. A website will be developed as the main source of promotion in an attempt to reduce recurring costs that are associated with the print medium. This website will utilize artwork and a logo and will be made available in English French, and Cantonese. Our website will outline a description of the personal transporters, fee structure, ordering instructions, and contact information. Together with telephone installation and hook-up costs, we expect to spend $3,000 for these services by the end of December 2007.

We will register and list the website address with widely used search engines and directories. For every search engine there are many special interest websites dedicated to specific markets. Having a mutual link on a special interests site dedicated to our market would be beneficial, as it has the potential to draw a larger number of visitors and purchasers to the website. Creating mutual links is an effective means of marketing and cross promoting, as mutual links on targeted sites expose us to existing, qualified and interested consumers. These targeted sites have already done the web marketing and branding to draw traffic to their respective websites. The site visitors are likely to follow the link to the site and potentially purchase the services offered at the new destination, which is our website. Monthly costs will be incurred for these contacts. We expect these costs will begin in January 2008.

Our marketing package will include development of a company logo. We will begin to market our products using promotional brochures and information bulletins. We expect that the information brochures and bulletins should be ready for our promotional use by the end of October 2007. We anticipate initially spending between $8,000 and

$12,000 of our marketing and promotional budget for the design and production of these materials. The balance of our budget will be spent throughout the balance of our business year.

Anticipating being ready for the 2008 tourist season in British Columbia, we plan to engage in cross promotions with rental shops in Vancouver and Lower Mainland to increase the awareness of our products. Cross promotions will include working with the cruise ships that dock at Vancouver’s convention center and other travel packages that bring visitors to Vancouver. We intend to work with travel agencies and affiliates who will be offered performance-based incentive to sell rental packages for us. We expect to spend $6,000 to $8,000 on these promotional activities.

Depending on the funds available, we intend to begin purchasing our first inventory during November 2007. Delivery will take two (2) to three (3) months. Initially, we expect to bring in $10,000 worth of inventory. The balance of our inventory will be purchased as soon as we are able to establish our retail location.

Depending on the funds available, we also intend to contact prospective property managers. We anticipate that a lease agreement on a suitable premise should be in place by March 1, 2008.

Management Discussion and Analysis

At March 31, 2007, we had working capital of $8,285, compared to working capital of $33,249 at September 30, 2006. At March 31, 2007 our total assets consisted of cash of $10,693. This compares with total assets at September 30, 2006 consisting of cash of $34,954.

At March 31, 2007, our total current liabilities increased to $2,408 from $1,705 at September 30, 2006.

We have had $NIL revenue from inception. Our short and long-term survival is dependent on funding from sales of securities as necessary or from shareholder loans.

Results of Operations

We posted losses of $15,194 for the quarter ended March 31, 2007. From inception to March 31, 2007 we have incurred losses of $26,715. The principal components of losses were professional fees of $21,883, bookkeeping and office expenses of $3,127 and organizational costs of $1,705.

As of the date of this report, our net cash balance is approximately $6,230. We do not have any lending arrangements in place with banking or financial institutions and we do not anticipate that we will be able to secure these funding arrangements in the near future.

We believe our existing cash balances are sufficient to carry our normal operations for the next two (2) months. To the extent that we require additional funds to support our operations or the expansion of our business, we may attempt to sell additional equity shares or issue debt. Any sale of additional equity securities will result in dilution to our stockholders. There can be no assurance that additional financing, if required, will be available to us or on acceptable terms.

Off-Balance Sheet Arrangements

We currently do not have any off-balance sheet arrangements.

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

There have not been any changes in our securities since filing our last Quarterly Report on Form 10-QSB for the period ended December 31, 2006, as filed on April 2, 2007.

On February 9, 2007, our Registration Statement on Form SB-2, commission file number 333-140322, became effective, enabling us to offer up to 940,000 shares of our common stock at a price of $0.10 per share. As of the date hereof, we have not accepted any subscriptions.

As of the date of this Quarterly Report on Form 10-QSB, there are 3,500,000 issued and outstanding shares of common stock of which 3,500,000 shares are held by our officers and directors.

The following table notes actual expenses incurred for our account from February 9, 2007 to March 31, 2007 in connection with the issuance and distribution of the securities:

Expense	Amount of direct or indirect	Amount of direct or indirect
	payments to directors, officers,	payments to others
general partners, 10%
shareholders or affiliates of the
Issuer

Legal Counsel and Auditor	0	$12,290

Office & Admin.	0	2,905

Total	$ 0	$15,195

The above expenses were paid from working capital at the time of the offering.

The proceeds from our offering are to be used to fund our operations as described in the SB-2 offering document incorporated for reference herein. See also Item 2 “Plan of Operation”.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
ITEM 5.	OTHER INFORMATION
None.

ITEM 6. EXHIBITS

(a) Pursuant to Rule 601 of Regulation S-B, the following exhibits are included herein or incorporated by reference.

Exhibit

Number Description

3.1	Articles of Incorporation*

3.2	By-laws*

31.1	CERTIFICATION OF CEO PURSUANT TO 18 U.S.C. ss. 1350, SECTION 302

31.2	CERTIFICATION OF CFO PURSUANT TO 18 U.S.C. ss. 1350, SECTION 302

32.1	CERTIFICATION PURSUANT TO 18 U.S.C. ss. 1350, SECTION 906

32.2	CERTIFICATION PURSUANT TO 18 U.S.C. ss. 1350, SECTION 906

* Incorporated by reference to our SB-2 Registration Statement, file number 333-140322, filed on January 30, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 12th day of September, 2007.

NORTHWEST CHARIOTS INCORPORATED

Date: September 12, 2007

By: /s/ Douglas Dewar

Name: Douglas Dewar

Title: President/Chief Executive Officer, principal executive officer

Date: September 12, 2007

By: /s/ Robert Doolan

Name: Robert Doolan

Title: Chief Financial Officer, principal financial officer and principal accounting officer