Form 10QSB
period 2007-06-30
NORTHWEST CHARIOTS INC
filed 2007-10-05
CIK 1385310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

The Company did not recognize any revenue for the quarter ended June 30, 2007.

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

NORTHWEST CHARIOTS INCORPORATED

(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

JUNE 30, 2007

Page

Financial Statements:
Interim Balance Sheets	F-2
Interim Statements of Operations	F-3 to F4
Interim Statements of Cash Flows	F-5
Interim Statements of Stockholders’ Equity	F-6
Notes to Interim Financial Statements	F-7 to F-8

NORTHWEST CHARIOTS INCORPORATED
(A Development Stage Company)
INTERIM BALANCE SHEETS
	June 30,	September 30,
	2007	2006
	(unaudited)	(See Note 1)
ASSETS
Current
Cash	$ 6,230	$ 34,954
Prepaid Expenses	2,000	-

Total Current Assets	8,230	34,954

Total Assets	$ 8,230	$ 34,954

LIABILITIES
Current
Accounts payable and accrued expenses	$ 2,838	$ 1,705

Total Current Liabilities	2,838	1,705

STOCKHOLDERS’ EQUITY
Capital Stock
Authorized:
75,000,000 common shares, par value $0.001 per share
Issued and outstanding:
3,500,000 common shares	3,500	3,500
Additional paid-in capital	31,500	31,500
Deficit Accumulated During the Development Stage	(29,608)	(1,751)

Total Stockholders’ Equity	5,392	33,249

Total Liabilities and Stockholders’ Equity	$ 8,230	$ 34,954

The accompanying notes are an integral part of these statements. F-2

NORTHWEST CHARIOTS INCORPORATED (A Development Stage Company)

INTERIM STATEMENTS OF OPERATIONS

(Unaudited)

	Three month period	Three month period
	ended June 30, 2007	ended June 30, 2006

Revenue	$ -	$ -

Expenses
Office and administration	2,893	19
Organizational costs	-	-
Professional fees	-	-

	2,893	19

Net Loss	$ (2,893)	$ (19)

Basic And Diluted Loss Per	$ Nil	$ Nil
Share

Weighted Average Number Of	3,500,000	1,500,000
Shares Outstanding

The accompanying notes are an integral part of these statements. F-3

NORTHWEST CHARIOTS INCORPORATED
(A Development Stage Company)

INTERIM STATEMENTS OF OPERATIONS

(Unaudited)

			Cumulative amounts from
			Date of Inception on
	Nine month period	Nine month period	April 4, 2006 to
	ended June 30, 2007	ended June 30, 2006	June 30, 2007

Revenue	$ -	$ -	$ -

Expenses
Office and	5,974	19	6,020
administration
Organizational costs	-	-	1,705
Professional fees	21,883	-	21,883

	27,857	19	29,608

Net Loss	$ (27,857)	$ (19)	$ (29,608)

Basic And Diluted Loss
Per Share	$ (0.01)	$ Nil

Weighted Average	3,500,000	1,500,000
Number Of Shares
Outstanding

The accompanying notes are an integral part of these statements. F-4

NORTHWEST CHARIOTS INCORPORATED
(A Development Stage Company)

INTERIM STATEMENTS OF CASH FLOWS

(Unaudited)

		Cumulative amounts
		from Date of Inception
	Nine-month period	on April 04, 2006 to
	ended June 30, 2007	June 30, 2007

Cash Flows from Operating Activities
Net loss	$ (27,857)	$ (29,608)

Adjustments to Reconcile Net Loss to Net
Cash Used by Operating Activities
Prepaid expenses	(2,000)	(2,000)
Accounts payable	1,133	2,838

Net Cash (Used in) Operating Activities	(28,724)	(28,770)

Cash Flows From Financing Activity
Issuance of common shares	-	35,000

Net Cash Provided by Financing Activities	-	35,000

Increase (Decrease) in Cash During the
Period	(28,724)	6,230

Cash, Beginning Of Period	34,954	-

Cash, End Of Period	$ 6,230	$ 6,230

Supplemental Disclosure Of Cash Flow
Information
Cash paid for:
Interest	$ -	$ -
Income taxes	$ -	$ -

The accompanying notes are an integral part of these statements. F-5

NORTHWEST CHARIOTS INCORPORATED
(A Development Stage Company)

INTERIM STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

				DEFICIT
		CAPITAL STOCK		ACCUMULATED

			ADDITIONAL	DURING THE
			PAID-IN	DEVELOPMENT
	SHARES	AMOUNT	CAPITAL	STAGE	TOTAL

Shares issued for cash at $0.01	3,500,000	$ 3,500	$ 31,500	$ -	$ 35,000
Net loss for the period ended
September 30, 2006	-	-	-	(1,751)	(1,751)

Balance, September 30, 2006	3,500,000	3,500	31,500	(1,751)	33,249

Net loss for the period ended	-	-	-	(27,857)	(27,857)
June 30, 2007

Balance, June 30, 2007	3,500,000	$ 3,500	$ 31,500	$ (29,608)	$ 5,392

The accompanying notes are an integral part of these statements. F-6

NORTHWEST CHARIOTS INCORPORATED (A Development Stage Company) NOTES TO INTERIM FINANCIAL STATEMENTS

JUNE 30, 2007

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

Note 4 Income Taxes

We are subject to U.S. federal income taxes. We have had no income, and therefore, have paid no income tax.

NORTHWEST CHARIOTS INCORPORATED (A Development Stage Company) NOTES TO INTERIM FINANCIAL STATEMENTS

JUNE 30, 2007

Deferred income taxes arise from temporary timing differences in the recognition of income and expenses for financial reporting and tax purposes. Our deferred tax assets consist entirely of the benefit from net operating loss (NOL) carry-forwards. The net operating loss carry forwards expire in 2027. Our deferred tax assets are offset by a valuation allowance due to the uncertainty of the realization of the net operating loss carry-forwards. Net operating loss carry-forwards may be further limited by a change in our ownership and other provisions of the tax laws.

The provision for refundable Federal income tax, using an effective tax rate of fifteen percent (15%), consists of the following:

	Period Ended	Nine-Month Period
	September 30,	Ended
	2006	June 30, 2007

Refundable Federal income tax attributable to:
Current operations	$ (263)	$ (4,179)
Timing differences/Organizational costs	230	(38)
Change in deferred tax valuation allowance	33	4,217

Net refundable amount	-	-

The cumulative tax effect at the expected rate of fifteen percent (15%) of significant items comprising our net deferred tax amount is as follows:

	September 30,
	2006	June 30, 2007

Deferred tax asset attributable to:
Net operating loss carryover	$33	$ 4,249
Organizational costs		192
Less, Valuation allowance	(33)	(4,441)

Net deferred tax asset	-	-

At June 30, 2007, we had an unused net operating loss carryover approximating $28,330 that is available to offset future taxable income. It will expire beginning in 2026.

Note 5 Related Party Transactions

We use the offices of our President for our minimal office facility needs for no consideration. In addition, the President performed services on our behalf without compensation during the period ended June 30, 2007. No provision for these costs has been provided since it has been determined that they are immaterial.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

We incorporated as Northwest Chariots Incorporated (hereinafter referred to as “Chariots”, “we”, “us” or “our”) on April 4, 2006 in the State of Nevada. Our principal executive offices are located at 106 - 1656 Martin Drive, Ste 268, Surrey, British Columbia, Canada, V4A 6E7. Our telephone number is (604) 202-9390. Our fiscal year end is September 30.

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

Human transporters are individually operated scooters which allow an individual to propel themselves to a chosen destination. We have a broad target market from the working commuter to the recreational enthusiast; from the senior who needs ease of mobility, to the student who needs inexpensive transportation to and from classes; or from the tourist who would like to explore a new locale with ease, to curious individuals looking to try a new approach to urban mobility.

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
  The chariot. This unit has two (2) wheels that are parallel with a pole in the middle. The user is able to stand on the platform above the wheels and lean forward, backwards or side to side and the transporter will respond accordingly, traveling upwards of 20km hour. With the latest advances in gyros, tilt sensors, and high performance motors, these machines may become the most common means of transportation in densely populated centers and environmentally friendly communities.
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

The following discussion of our plan of operation, financial condition, results of operations, cash flows and changes in financial position should be read in conjunction with our most recent financial statements and notes appearing elsewhere in this Form 10-QSB; our Form 10-QSB filed on April 2, 2007, our Form 10-QSB filed on September 13, 2007 and our Form SB-2 Registration Statement filed on January 30, 2007.

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

We intend to design a promotional campaign that will be effective for each market. A website will be developed as the main source of promotion in an attempt to reduce recurring costs that are associated with the print medium. This website will utilize artwork and a logo and will be made available in English, French and Cantonese. Our website will outline a description of the personal transporters, fee structure, ordering instructions, and contact information. Together with telephone installation and hook-up costs, we expect to spend $3,000 for these services by the end of December 2007.

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

Depending on the funds available, we also intend to contact prospective property managers. The lease agreement on a suitable premise should be in place by March 1, 2008.

Management Discussion and Analysis

At June 30, 2007, we had working capital of $5,392, compared to working capital of $33,249 at September 30, 2006. At June 30, 2007 our total assets consisted of cash of $6,230 and prepaid expenses of $2,000. This compares with total assets at September 30, 2006 consisting of cash of $34,954.

At June 30, 2007, our total current liabilities increased to $2,838 from $1,705 at September 30, 2006.

We have had $NIL revenue from inception. Our short and long-term survival is dependent on funding from sales of securities as necessary or from shareholder loans.

Results of Operations

We posted losses of $2,893 for the quarter ended June 30, 2007. From inception to June 30, 2007 we have incurred losses of $29,608. The principal components of losses were professional fees of $21,883, bookkeeping and office expenses of $6,020, and organizational costs of $1,705.

As of the date of this report, our net cash balance is approximately $6,230. We do not have any lending arrangements in place with banking or financial institutions and we do not anticipate that we will be able to secure these funding arrangements in the near future.

We believe our existing cash balances are sufficient to carry our normal operations for the next two (2) months. To the extent that we require additional funds to support our operations or the expansion of our business after we raise funds from this offering, we may attempt to sell additional equity shares or issue debt. Any sale of additional equity securities will result in dilution to our stockholders. There can be no assurance that additional financing, if required, will be available to us or available on acceptable terms.

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

ITEM 1.

LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

There have not been any changes in our securities since filing our last Quarterly Report on Form 10-QSB for the period ended March 31, 2007, as filed on September 13, 2007.

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

The following table notes actual expenses incurred for our account from February 9, 2007 to June 30, 2007 in connection with the issuance and distribution of the securities:

Expense	Amount of direct or indirect	Amount of direct or indirect
	payments to directors, officers,	payments to others
general partners, 10%
shareholders or affiliates of the
Issuer

Legal Counsel and Auditor	0	$12,290

Office & Admin.	0	5,798

Total	$ 0	$18,088

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

* Incorporated by reference to our SB-2 Registration Statement, file number 333-140322, filed on January 30, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this ___ day of September, 2007.

NORTHWEST CHARIOTS INCORPORATED

Date: September 28, 2007

By: /s/ Douglas Dewar

Name: Douglas Dewar

Title: President/Chief Executive Officer, principal executive officer

Date: September 28, 2007

By: /s/ Robert Doolan

Name: Robert Doolan

Title: Chief Financial Officer, principal financial officer and principal accounting officer