Form 10KSB
period 2007-09-30
NORTHWEST CHARIOTS INC
filed 2008-01-15
CIK 1385310

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB
(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2007

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the transition period from	to

Commission File Number 333-140322

NORTHWEST CHARIOTS INCORPORATED
(Exact name of registrant as specified in its charter)

	Nevada	98-0496885

State or other jurisdiction of		(I.R.S. Employer
incorporation or organization		Identification No.)

240, 222 Baseline Road, Suite 209, Sherwood Park, AB, T8H 1S8 (Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (604) 250-9356

Securities registered under Section 12(b) of the Exchange Act: Title of each class None Securities registered under Section 12(g) of the Exchange Act:	Name of each exchange on which registered None

Common Stock, $0.001 Par Value (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. _X_Yes __No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ___X____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No __X_

Net revenues for its most recent fiscal year: nil

Aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold as of November 30, 2007: $94,000

Number of common voting shares issued and outstanding as of November 30, 2007: 4,440,000 shares of common stock

DOCUMENTS INCORPORATED BY REFERENCE

     If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g. Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check one):
_________
Yes ____X
______
No

     DOCUMENTS INCORPORATED BY REFERENCE – our SB2 Registration Statement on Form SB-2 filed on January 30, 2007, SEC File Number 333-140322; our Quarterly Report on Form 10-QSB/A filed on October 5, 2007, our Quarterly Report on Form 10-QSB filed on September 13, 2007 our Quarterly Report on Form 10-QSB filed on April 2, 2007, a notice of Effectiveness filed on February 9, 2007, and as described in this Annual Report on Form 10-KSB.

	TABLE OF CONTENTS

		Page

PART I
Item 1.	Description of Business	4
Item 2.	Description of Property	6
Item 3.	Legal Proceedings	6
Item 4.	Submission of Matters to a Vote of Security Holders	6

PART II
Item 5.	Market For Registrant’s Common Equity and Related Stockholder Matters and Small	7
	Business Issuer Purchases of Equity Securities
Item 6.	Management’s Discussions and Analysis or Plan of Operation	8
Item 7.	Financial Statements and Supplementary Data	9
Item 8.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	10
Item 8A. Controls and Procedures
Item 8B. Other Information

PART III
Item 9.	Directors, Executive Officers, Promoters and Control Persons and Corporate Governance:	10
	Compliance with Section 16(a) of the Exchange Act
Item 10. Executive Compensation		11
Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder		13
	Matters
Item 12. Certain Relationships and Related Transactions and Director Independence		14
Item 13. Exhibits		15
Item 14. Principal Accountant Fees and Services		15
Signatures		16

PART I

ITEM 1.

DESCRIPTION OF BUSINESS

Business Development

We incorporated as Northwest Chariots Incorporated (referred to herein as “Chariots”, “we”, “us”, “our” and similar terms) on April 4, 2006, in the State of Nevada. Our principal executive offices are located at 240, 222 Baseline Road, Suite 209, Sherwood Park, AB, T8H 1S8. Our telephone number is (604) 250-9356. Our fiscal year end is September 30.

We are in the process of establishing a retail sales and rental business for electrically powered human transporters. Human transporters are individually manned scooters where the individual commuter propels himself or herself to his or her chosen destination. These transportation devices take up less space when parked and allow for greater mobility as they are well designed for used in congested areas.

With the continuing rising costs for petroleum-based fuel contrasted against the use of electricity as an energy source and the already proven acceptance of these transporter products, we believe that we can fill a need by providing personal human transporter products to the metropolitan areas market.

We are in the early development stage of operations. Since incorporation, we have not made any significant purchases or sale of assets, nor have we been involved in any mergers, acquisitions or consolidations. We have never declared bankruptcy, been in receivership, or been involved in any legal action or proceedings.

We have not had or been involved in any bankruptcy, receivership or similar proceeding, nor have we had any material reclassification, merger, consolidation, or purchase or sale of a significant amount of assets not in the ordinary course of business.

Business of Issuer

We intend to retail and make available for rental various types of electrically powered personal transporters. Some of these are:

  The electric bicycle. This is a two-wheel ‘three-way’ power pedal bicycle. The rider can pedal as a regular bicycle, choose pedal-assist with a mode switch on the handlebar, or choose full electric power with the grip handle speed control.
  The chariot. This unit has two wheels that are parallel with a pole in the middle. The user is able to stand on the platform above the wheels and lean forward, backwards or side to side and the transporter will respond accordingly, traveling upwards of 20km hour. With the latest advances in gyros, tilt sensors, and high performance motors these machines may become the most common means of transportation in densely populated centers and environmentally friendly communities.
  The quad. This unit has four wheels with a very stable platform and seat for the operator. Especially designed for seniors and those with disabilities, development has created transporters that are being used in expanded markets.
  Special Order. For specific applications and sports enthusiasts, appropriately modified units will be available by special order.

We intend to direct market to the corporate consumer and plan to promote our transporters to large corporations throughout Western Canada, who will in turn offer the units to their management, staff and employees. Initially, we will direct our selling efforts toward those companies who are the primary employer in a single-industry based community. This will be done by way of personal appointments with purchasing agents. We believe that one of our strong selling points is that our products are environmentally and “green” friendly: not using fossil fuels.

We will also market through two (2) key forms of advertising. The first will be through print media, direct mail and newspapers. We will seek to create a media presence and work towards establishing and identifying our niche market. The second will be to initiate cross-promotions with rental shops, offering performance-based commission on assigned agreements.

Internet marketing will constitute a significant portion of our focus. By having a presence on the Internet, we believe that costs will remain lower and cross-promotions will allow the name and service to reach a much wider audience than would otherwise be the case. We will model the website to show a fun and exciting way to enjoy life and a unique way to explore, commute, and save on parking.

As a start-up company, our competitive position within the industry is poor. The challenge before is to build our business and establish it as a viable going concern.

There are a number of retailers selling the same or similar products. In addition, there are a number of rental companies who are offering bicycles, while others are offering fossil fuel driven transporters. We have been unable to find any company that is currently offering environmentally-friendly transporters targeting corporate consumers or commuters living too far from their workplace to walk, but too close to drive the automobile.

After limited research, we have found numerous potential suppliers, both locally and internationally, who have appropriate transporters for our business purposes.

We currently plan to use local supplies in Vancouver, Edmonton and Calgary who have suitable product available on site. The advantage of dealing with a local supplier is the quick delivery time. With local supplies, we are able to purchase the transporters as specific orders are received and no surplus inventory needs to be kept in stock. Unfortunately, this method also requires that we accept available models. Additionally, the cost of our products will be higher.

Suppliers in the United States are willing to supply units either singly or by volume purchase with a pick-up option for better pricing. We should be able to order according to customer specification and anticipate cost prices will be lower due to an increased selection of distributors.

The most cost effective method of purchase inventory is to import a container load of product direct from manufacturers in China. We plan to utilize these suppliers when we are generating enough sales to support an investment in large inventory volumes.

Since we are targeting both corporations and individual consumers, we are not dependant on one or a few major customers.

There are no inherent factors or circumstances associated with this industry, or any of the products or services that we plan to provide that would give cause for any patent, trademark or license infringements or violations. We have not entered into any franchise agreements or other contracts that have given, or could give rise to obligations or concessions.

With regard to both the retail and the customer service portions of our business, the major area for government control or need for government approval relates to business licensing. We will take all reasonable precautions to ensure that affiliate business working with us have the necessary business license(s) and are in good standing with local governing authorities.

All or the products being offered for sale will be purchased from reputable service providers and will carry the necessary government and industry standard approvals.

Other than the licensing requirements discussed above, there are no other types of government regulations existing, nor are we aware of any such regulations being contemplated, that adversely affect our ability to operate our business.

We have not incurred any costs to date relating to research and development and have no plans to undertake any research and development activities within the next twelve months.

There are no environmental laws that have been enacted that would affect our business, nor are we aware of any such laws being contemplated in the future that address issues specific to our business.

Our officers and directors are responsible for all planning developing and operational duties and will continue to do so throughout the early stages of our growth, doing whatever work is necessary to bring our business to the point of having positive cash flow. We have not contracted or made any plans with any entities or persons to provide subcontract services. We have no intentions in hiring any employees until our business has been successfully launched and there is sufficient and reliable revenue from operations. Human resources planning will be part of an ongoing process that will include constant evaluation of operations and revenue realization. We do not expect to hire any employees during the next year on operations.

Reports to Security Holders

We are a reporting company and currently file periodic reports and other information with the Securities and Exchange Commission (the “SEC”).

The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington D.C. 20549. The public may obtain information on the operation of the Public Reverence Room by call the SEC at 1-800-SEC-0030. The SEC maintains an Internet site that contains reports, proxy and the information statements and other information regarding issuers that file electronically with the SEC at

http://www.sec.gov.	You can also obtain	information	by	accessing	our	website	at
http://wwwnorthwestchariots.com.

ITEM 2.	DESCRIPTION OF PROPERTY.

We do not own or rent facilities of any kind. At present we are operating from our principal office that is located within the offices of our President, Mr. Dewar, who provides this space free of charge. We will continue to use this space for our executive offices for the foreseeable future.

We do not have any manufacturing plants and have minimal equipment for the operation of our business.

Investment Policies

We do not have any investments in real estate or interest in real estate or investments real estate mortgages. We also do not have any investments in any securities of or interests in persons primarily engaged in real estate activities.

Description of Real Estate and Operating Data

None

ITEM 3.

LEGAL PROCEEDINGS.

We are not a party to any legal proceedings, nor are we aware of any contemplated or pending legal proceedings against us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We held our annual shareholders’ meeting on March 16, 2007.

All of our shareholders of the Corporation attended. It was unanimously resolved that Douglas Dewar, Robert Doolan and James Davies be elected as the only three (3) members of our Board of Directors (the “Board”) and shall act in such capacity until our next annual meeting of the shareholders or until their respective successors are elected and qualified.

It was further resolved that all previous actions taken by the Board be approved, authorized, ratified, reaffirmed and confirmed in all respects.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

No market currently exists for our securities and there is no assurance that a regular trading market will develop, or if developed, that it will be sustained. We are currently in the process of attempting to obtain a trading symbol under which our shares can be posted for trading on the Over-the-Counter Bulletin Board (the “OTC BB”). No trading symbol has yet been assigned. Therefore, a shareholder will likely be unable to resell our common shares should he or she desire to do so, until we obtain approval to trade publicly and a regular trading market develops. Furthermore, it is unlikely that a lending institution will accept our securities as pledged collateral for loans until a regular trading market develops.

Holders

As of November 30, 2007, there were approximately forty-three (43) holders of record of our common stock.

Dividends

We have never declared or paid dividends on our common stock. We intend to retain earnings, if any, to support the development of our business, and therefore, do not anticipate paying cash dividends in the foreseeable future. Payment of future dividends, if any, will be at the discretion of our Board after taking into account various factors, including current financial condition, operating results and current and anticipated cash needs. The Nevada Corporations Code, however, prohibits us from declaring dividends where, after giving effect to the distribution of dividends, we would not be able to pay our debts as they become due in the usual course of business; or its total assets would be less than the sum of the total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

RECENT SALES OF UNREGISTERED SECURITIES; USE OF PROCEEDS FROM REGISTERED SECURITIES

The following is a history of our sales of unregistered securities since our incorporation on April 4, 2006.

On April 4, 2006, Douglas Dewar, who is the founder of our company and a member of our Board, purchased by subscription 1,500,000 shares of common stock at a price of $0.01 per share for a total of $15,000.

The other officer and directors, namely Mr. James Davies and Mr. Robert Doolan, each purchased 1,000,000 shares for a total of 2,000,000 shares of our company stock on September 25, 2006, in a private offering at a price of $0.01 per share for a total of $20,000.

All of the above noted securities were sold in reliance on Regulation D, Section 504 of the Securities Act of 1933. All shareholders are subject to Rule 144 of the Securities Act of 1933 with respect to resale. We relied on this exemption from registration due to the fact that at the time of these sales we were not subject to the reporting requirements of Section 13 or 15(d) of the Securities Act of 1933, not an investment company, we had a specific business plan at the time we sold the securities, we are not a blank check company, as that term is defined in Rule 419(a)(2) of Regulation C or Rule 504 (a)(3) of Regulation D of the Securities Act of 1933, and the aggregate offering price was less that $1,000,000. All of the subscribers are either our directors and/or officers of our Company.

No underwriters were used, and no commissions or other remuneration was paid except as otherwise noted above.

As previously reported, on February 9, 2007 our Registration Statement on Form SB-2 was declared effective, and on August 31, 2007, we completed a maximum offering of 940,000 common shares at a price of $0.10 per share.

As of the date of this Form 10-KSB Annual Report, there are 4,440,000 issued and outstanding shares of common stock of which 3,500,000 shares are held by our officers and directors.

The following records the actual expenses incurred for our account from February 9, 2007 to September 30, 2007, that were paid directly from existing working capital at the time of the offering, and therefore, were not deducted from the proceeds of the offering. The net proceeds from the offering were $94,000.

Expense	Amount of direct or indirect payments	Amount of direct or indirect
	to directors, officers, general partners,	payments to others
	10% shareholders or affiliates of the
	Issuer

Legal Counsel and Auditor	0	$12,290

Transfer Agent	0	450

Office & Admin.	0	4,761

Total	$ 0	$17,501

The following chart notes the use of proceeds for actual expenses incurred for our account from February 9, 2007 to September 30, 2007. This chart is detailing the use of net offering proceeds from the offering of the securities.

Amount of direct or indirect payments
	to directors, officers, general partners,	Amount of direct or indirect
Expenses	10% shareholders or affiliates of the	payments to others
Issuer

Legal and Accounting	$ 0	$ 9,580
Total	$ 0	$ 9,580

The proceeds from our offering are being used to fund our operations as described in the registration statement on Form SB-2 incorporated by reference herein.

PURCHASES OF EQUITY SECURITIES BY THE SMALL BUSINESS ISSUER AND AFFILIATED PURCHASES

None.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

We are a development stage company that has not commenced selling products, and thus, we have no revenue, no financial backing and few assets. We are continuing to carry out our business plan, and anticipate earning revenue from operations by March 2008.

Plan of Operation

The following discussion of our plan of operation, financial condition, results of operations, cash flows and changes in financial position should be read in conjunction with our most recent financial statements and notes appearing elsewhere in this Form 10-KSB annual report; our Form SB-2 Registration Statement filed on January 30, 2007, SEC File Number 333-140322; our Quarterly Report on Form 10-QSB/A filed on October 5, 2007, our Quarterly Report on Form 10-QSB filed on September 13,2007; our Quarterly Report on Form 10-QSB filed on April 2, 2007; and a notice of effectiveness filed on February 9, 2007.

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

We are in the process of establishing a retail sales and rental business for electrically powered human transporters. We intend to purchase various models of transporters from a number of different manufacturers and suppliers and then sell and/or rent the units in two (2) distinct markets. Our first target market consists of corporate clients, anticipating they will encourage their management, staff and employees to purchase the environmentally-friendly transporters. Our second target market is comprised of individuals who will shop at our retail location or make inquiries via our website.

We believe we have sufficient cash resources to satisfy our needs to the end of September 2008. Our ability to satisfy cash requirements thereafter and the need for additional funding is dependent on our ability to generate revenue from our business in sufficient quantity and on a profitable basis. Should we require additional cash in the future, there can be no assurance that we will be successful in raising additional debt or equity financing on terms acceptable to us, if at all.

We believe our existing cash balances are sufficient to carry our normal operations for the next twelve (12) months. To the extent that we require additional funds to support our operations or the expansion of our business, we may attempt to sell additional equity shares or issue debt. Any sale of additional equity securities will result in dilution to our stockholders. There can be no assurance that additional financing, if required, will be available to us or, if available to us, on acceptable terms.

We do not expect to conduct any research and development or expect to purchase or sell any plant or significant equipment during the next twelve (12) month period.

Other than our current officers, we have no employees at the present time. We do not expect to hire any employees within the next twelve (12) months.

Off-balance Sheet Arrangements.

None.

ITEM 7.

FINANCIAL STATEMENTS

The financial statements required by this Item 7 begin on Page F-1 of this Form 10-KSB, and include: (1) Report of Independent Registered Public Accounting Firm; (2) Balance Sheets; (3) Statements of Operations, Statements of Cash Flows, Statement of Stockholders’ Equity; and (4) Notes to Financial Statements.

NORTHWEST CHARIOTS INCORPORATED

(A Development Stage Company) INDEX TO FINANCIAL STATEMENTS

with

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

SEPTEMBER 30, 2007

Page
Report of Independent Registered Public Accounting Firm	F-2
Financial Statements:
Balance Sheets	F-3
Statements of Operations	F-4
Statements of Cash Flows	F-5
Statement of Stockholders’ Equity	F-6
Notes to Financial Statements	F-7 to F-10

Bateman & Co., Inc., P.C. Certified Public Accountants

5 Briardale Court Houston, Texas 77027-2904

(713) 552-9800 FAX (713) 552-9700 www.batemanhouston.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders Of Northwest Chariots Incorporated

We have audited the accompanying balance sheets of Northwest Chariots Incorporated, (a Nevada corporation and a development stage enterprise) as of September 30, 2007 and 2006, and the related statements of operations, stockholders’ equity, and cash flows for the year ended September 30, 2007, the period from inception, April 4, 2006, through September 30, 2006, and for the period from inception, April 4, 2006, through September 30, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Northwest Chariots Incorporated (a development stage enterprise) as of September 30, 2007 and 2006, and the results of its operations and its cash flows for the year ended September 30, 2007, the period from inception, April 4, 2006, through September 30, 2006, and for the period from inception, April 4, 2006, through September 30, 2007, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company is not currently engaged in a business and has suffered losses from development stage activities to date approximating $38,600, and has net worth of approximately $90,400, all of which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

BATEMAN & CO., INC., P.C.

Houston, Texas January 9, 2008

NORTHWEST CHARIOTS INCORPORATED

(A Development Stage Company)

BALANCE SHEETS

	September 30,	September 30,
	2007	2006
ASSETS
Current
Cash	$ 96,480	$ 34,954

Total Current Assets	96,480	34,954

Total Assets	$ 96,480	$ 34,954

LIABILITIES
Current Liabilities:
Accounts payable and accrued expenses	$ 6,080	$ 1,705

Total Current Liabilities	6,080	1,705

STOCKHOLDERS’ EQUITY
Capital Stock
Authorized:
75,000,000 common shares, par value $0.001 per share
Issued and outstanding:
4,440,000 and 3,500,000 common shares at September 30,
2007 and September 30, 2006, respectively	4,440	3,500
Additional paid-in capital	124,560	31,500
Deficit Accumulated During the Development Stage	(38,600)	(1,751)

Total Stockholders’ Equity	90,400	33,249

Total Liabilities and Stockholders’ Equity	$ 96,480	$ 34,954

The accompanying notes are an integral part of these statements.

NORTHWEST CHARIOTS INCORPORATED

(A Development Stage Company)

STATEMENTS OF OPERATIONS

PERIOD FROM INCEPTION APRIL 04, 2006 TO SEPTEMBER 30, 2007

		Period from April 4,	Cumulative amounts from
	Year ended	2006 (Date of	April 4, 2006 (Date of
	September 30,	Inception) to	Inception) to
	2007	September 30, 2006	September 30, 2007

Revenue	$ -	$ -	$ -

Expenses
Office and administration	8,240	46	8286
Organizational costs	-	1,705	1,705
Professional fees	31,462	-	31,462

	39,702	1,751	41,453

Other Income (Expense)
Gain (Loss) on foreign
exchange	2,853	-	2,853

Net Loss	$ (36,849)	$ (1,751)	$ (38,600)

Basic And Diluted Loss Per
Share	$ (0.01)	$ Nil

Weighted Average Number
Of Shares Outstanding	3,530,904	1,554,348

The accompanying notes are an integral part of these statements.

NORTHWEST CHARIOTS INCORPORATED

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

PERIOD FROM INCEPTION APRIL 04, 2006 TO SEPTEMBER 30, 2007

		Period from	Cumulative amounts
	Year ended	April 4, 2006	from April 04, 2006
	September 30,	(Date of Inception) to	(Date of Inception)
	2007	September 30, 2006	to September 30, 2007

Cash Flows from Operating
Activities
Net loss for the period	$ (36,849)	$ (1,751)	$ (38,600)

Adjustments to Reconcile Net Loss
to Net Cash Used by Operating
Activities
Accounts payable and accrued
liabilities	4,375	1,705	6,080

Net Cash Flows from
Operating Activities	(32,474)	(46)	(32,520)

Cash Flows From Financing Activity
Issuance of common shares	94,000	35,000	129,000

Net Cash Flows from
Financing Activities	94,000	35,000	129,000

	61,526	34,954	96,480
Net Cash Flows

Cash, Beginning Of Period	34,954	-	-

Cash, End Of Period	$ 96,480	$ 34,954	$ 96,480

Supplemental Disclosure Of Cash
Flow Information
Cash paid for:
Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these statements.

	NORTHWEST CHARIOTS INCORPORATED
			(A Development Stage Company)

	STATEMENT OF STOCKHOLDERS’ EQUITY

			SEPTEMBER 30, 2007

					DEFICIT
	CAPITAL STOCK				ACCUMULATED

				ADDITIONAL	DURING THE
				PAID-IN	DEVELOPMENT
	SHARES	AMOUNT		CAPITAL	STAGE	TOTAL

Shares issued for cash at
$0.01	3,500,000	$ 3,500		$ 31,500	$ -	$ 35,000

Net loss for the period
ended September 30,		-	-	-	(1,751)	(1,751)
2006

Balance,
September 30, 2006	3,500,000		3,500	31,500	(1,751)	33,249

September 18, 2007 –
Shares issued for cash at	940,000		940	93,060	-	94,000
$0.10

Net Loss for the year
ended September 30,	-		-	-	(36,849)	(36,849)
2007

Balance,
September 30, 2007	4,440,000	$ 4,440		$ 124,560	$ (38,600)	$ 90,400

The accompanying notes are an integral part of these statements.

NORTHWEST CHARIOTS INCORPORATED

(A Development Stage Company) NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

1.	NATURE AND CONTINUANCE OF OPERATIONS

	a)	Organization

Northwest Chariots Incorporated (referred to herein as “we”, “us”, “our” and similar terms) was incorporated in the State of Nevada, United States of America, on April 04, 2006. Our year-end is September 30th.

	b)	Development Stage Activities

We are in the development stage and have not yet realized any revenues from our planned operations. Our business plan is to develop a retail sales and rental business for electrically powered human transporters. We are planning to promote our transporters to large corporations throughout Western Canada.

Based upon our business plan, we are a development stage enterprise. Accordingly, we present our financial statements in conformity with the accounting principles generally accepted in the United States of America that apply in establishing operating enterprises. As a development stage enterprise, we disclose the deficit accumulated during the development stage and the cumulative statements of operations and cash flows from our inception to the current balance sheet date.

2.	SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies is presented to assist in understanding our financial statements. Our financial statements and notes are representations of our management who is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles in the United States of America (“GAAP”) and have been consistently applied in the preparation of the financial statements. The financial statements are stated in United States of America dollars.

a)	Organizational and Start-up Costs

Costs of start-up activities, including organizational costs, are expensed as incurred in accordance with Statements of Position (“SOP”) 98-5.

b)	Income Taxes

We have adopted the Statement of Financial Accounting Standards (“SFAS”) No. 109 – “Accounting for Income Taxes”. SFAS 109 requires the use of the asset and liability method of accounting of income taxes. Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

We provide deferred taxes for the estimated future tax effects attributable to temporary differences and carry forwards when realization is more likely than not.

NORTHWEST CHARIOTS INCORPORATED

(A Development Stage Company) NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

c)	Basic and Diluted Loss Per Share

In accordance with SFAS No. 128 – “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At September 30, 2007, we had no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

d)	Estimated Fair Value of Financial Instruments

The carrying value of our financial instruments, consisting of cash, accounts payable and accrued liabilities approximate their fair value due to the short-term maturity of such instruments. Unless otherwise noted, it is management’s opinion that we are not exposed to significant interest, currency or credit risks arising from these financial statements.

e)	Revenue Recognition

We have had no revenues to date. It is our policy that revenues will be recognized in accordance with SEC Staff Accounting Bulletin (SAB) No. 104, "Revenue Recognition." Under SAB 104, product revenues (or service revenues) are recognized when persuasive evidence of an arrangement exists, delivery has occurred (or service has been performed), the sales price is fixed and determinable and collectibility is reasonably assured.

f)	Currency

Our functional currency is the United States Dollar. Realized gain or loss on foreign currency transactions are reflected in the income statement.

g)	Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

h)	Cash and Cash Equivalents

We consider all highly liquid debt instruments with an original maturity of three (3) months or less to be cash equivalents.

i)	Concentrations

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents. At September 30, 2007, we had $46,516 U.S. funds in deposit in a business bank account and U.S. equivalent of $49,964 in Canadian funds in a business account which are not insured by agencies of the U.S. Government.

j)	Recent Accounting Pronouncements

There were various accounting standards and interpretations issued in 2007 and 2006, none of which are expected to have a material impact on our financial position, operations or cash flows.

NORTHWEST CHARIOTS INCORPORATED

(A Development Stage Company) NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

k)	Other

We consist of one (1) reportable business segment. We paid no dividends during the periods presented.

3.	BASIS OF PRESENTATION – GOING CONCERN

Our accompanying financial statements have been prepared in conformity with GAAP, which contemplates our continuation as a going concern. However, we have no business operations to date. These matters raise substantial doubt about our ability to continue as going concern. In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon our ability to meet our financing requirements, raise additional capital, and the success of our future operations. There is no assurance that future capital raising plans will be successful in obtaining sufficient funds to assure our eventual profitability. Management believes that actions planned and presently being taken to revise our operating and financial requirements provide the opportunity for us to continue as a going concern.

Our financial statements do not include any adjustments that might result from these uncertainties.

4.	COMMON STOCK

Our authorized common stock consists of 75,000,000 shares with a par value of $0.001 per share.

On April 04, 2006, we issued 1,500,000 shares of common stock at a price of $0.01 for cash totalling $15,000.

On November 25, 2006, we issued 2,000,000 shares of common stock at a price of $0.01 for cash totalling $20,000.

On September 18, 2007, we issued 940,000 shares of common stock at a price of $0.10 for cash totalling $94,000.

5.	INCOME TAXES

We are subject to US federal income taxes. We have had no income, and therefore have paid no income tax.

Deferred income taxes arise from temporary timing differences in the recognition of income and expenses for financial reporting and tax purposes. Our deferred tax assets consist entirely of the benefit from net operating loss (“NOL”) carry-forwards. The NOL carry-forwards expire in 2027. Our deferred tax assets are offset by a valuation allowance due to the uncertainty of the realization of the NOL carry-forwards. NOL carry-forwards may be further limited by a change our ownership and other provisions of the tax laws.

The provision for refundable Federal income tax, using an effective tax rate of thirty-four percent (34%), consists of the following:

NORTHWEST CHARIOTS INCORPORATED
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

	Period Ended	Period Ended
	September 30,	September 30,
	2007	2006

Refundable Federal income tax attributable to:
Current operations	$(12,529)	$(595)
Change in deferred tax valuation allowance	12,529	595

Net refundable amount	-	-

The cumulative tax effect at the expected rate of thirty-four percent (34%) of significant items comprising our net deferred tax amount is as follows:

	September 30,	September 30,
	2007	2006

Deferred tax asset attributable to:
Net operating loss carryover	$13,124	$595
Less, Valuation allowance	(13,124)	(595)

Net deferred tax asset	-	-

At September 30, 2007, we had an unused NOL carryover approximating $38,600 that is available to offset future taxable income; it expires beginning in 2026.

At September 30, 2006, we had used a tax rate of fifteen percent (15%) for the above tax calculations.

6. RELATED PARTY TRANSACTIONS

We use the offices of our President for our minimal office facility needs for no consideration. In addition, the President performed services on our behalf without compensation during the period ended September 30, 2007. No provision for these costs has been provided since it has been determined that they are immaterial.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None. ITEM 8A.	CONTROLS AND PROCEDURES

Management’s Annual Report On Internal Control Over Financial Reporting

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management as appropriate, to allow timely decisions regarding required disclosure.

An evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure procedures. Based on management's evaluation as of the end of the period covered by this Annual Report, our principal executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) were sufficiently effective to ensure that the information required to be disclosed by us in the reports that we file under the Exchange Act is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness.

Changes In Internal Controls Over Financial Reporting

There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to above, nor were there any significant deficiencies or material weaknesses in our internal controls. Accordingly, no corrective actions were required or undertaken.

ITEM 8B.

OTHER INFORMATION

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS	AND
	CORPORATE GOVERNANCE: COMPLIANCE WITH SECTION 16A OF	THE
EXCHANGE ACT

Directors and Executive Officers

The following sets forth the names, ages and positions of our current directors and executive officers (and persons nominated or chosen to become such) including their term(s) of office as a director and the period during which the person has served: a brief description of the person’s business experience during the past five (5) years; and if a director, or any other directorship held in reporting companies naming such company.

Name	Age	Offices Held

Douglas Dewar	57	Director, President
Robert Doolan	35	Director, Secretary, Treasurer
James Davies	44	Director

Mr. Douglas Dewar -, President, Member of the Board

Mr. Douglas Dewar has served as our President and a member of our Board of Directors (“Board”) since April 4, 2006. The term of his office is for two (2) years and thereafter renewable on an annual basis. Mr. Dewar also served as our Secretary/Treasurer from April 4, 2006 until his resignation on September 25, 2006.

Mr. Dewar is presently self-employed. In 1986, he founded, Dewar Sales and Associates Marketing Company. This company is a manufacturer’s agent for sporting goods which are sold to retailers. Examples of products he presently represents are tents, back packs, sportswear, camping equipment and electric motors.

Over the past twenty (20) years, Mr. Dewar also owned a number of retail companies including: Dewar’s Gallery and Gifts – 1995 to 1997; Sea and Sun – 1990 to 1995; and The Frozen Dolphin – 1987 to 1992.

For the outdoor recreational season in 1986 and 1987, he also was a consultant for Merchants Consolidated Ltd., a buying cooperative, to develop their suppliers for the outdoor division.

From 1973 through 1986, Mr. Dewar was a sales representative in British Columbia and Alberta for the ‘outbound division’ of Taymor Industries Ltd., a company located in Vancouver, British Columbia.

Mr. Robert Doolan ,- Secretary/Treasurer, Member of the Board

Mr. Robert Doolan has served on our Board since September 25, 2006. He has also served as our Secretary/Treasurer since March 16, 2007. The term of his office is for two (2) years and is thereafter renewable on an annual basis.

Hired in January 2005 as a Sales Representative and Account Manager, Mr. Doolan became the District Sales Manager within six (6) months for Waste Services (CA) Inc. located in Abbotsford, British Columbia. He has direct responsibility for management of new and current accounts.

From April 2003 through September 2005, Mr. Doolan was a Sales Representative/Account Manager for Smithrite Disposal Ltd. located in Coquitlam, British Columbia. Prior to this, from June 2002 to March 2003, he was an International Sales Representative with Mayan Resorts located in Nuevo Vallarta, Mexico.

In June 1990, Mr. Doolan entered the food services industry; first with Earls Restaurants in North Delta, British Columbia until September 1999, where he became Senior Manager, and then as Variable Manager with The Boathouse Restaurants in White Rock, British Columbia, until May 2002.

After graduating from Pleasant Valley Secondary in Armstrong, British Columbia, in June 1989, Mr. Doolan completed a one (1) year business course at British Columbia Institute of Technology, a technical trade school in Burnaby, British Columbia.

James Davies - Member of the Board,

Mr. James Davies has served on our Board since September 25, 2006. The term of his office is for two (2) years and is thereafter renewable on an annual basis. Mr. Davies also served as our Secretary/Treasurer from September 25, 2006 until his resignation on March 16, 2007.

Mr. Davies is presently the Territory Manager for Pro-Western Plastics, located in St. Albert, Alberta. He is responsible for maintaining their current customer base and qualifying incoming sales inquiries to determine which distributor is best suited for the sales lead. His territory covers the Pacific Northwest of Canada and United States. He accepted this position in January 2006.

From March 2003 through December 2005, Mr. Davies was the Sales Representative and Product Development Coordinator for GF Packaging (formerly General Fasteners Packaging Limited) of Delta, British Columbia. From January 2003 through March 2003 he served as Sales Manager for West Coast FoodPak Systems in Vancouver, British Columbia where he sourced products to meet customers’ requirements and developed the market to achieve projected sales targets. From September 2001 through December 2002, he served as Sales Manager for Austria Imports West Ltd., in Langley, British Columbia. His objective was to increase the client base and sales volume to prepare the business for sale. The objectives were achieved and the business was sold.

From April 1997 through August 2001, Mr. Davies maintained a position as Sales Representative for General Fasteners Packaging Limited located in Delta, British Columbia, where he developed the territory of the Fraser Valley for industrial packaging products. In 2000, Mr. Davies received a diploma for completing a sales skills course with West Coast Speakers, of Vancouver, British Columbia.

From September 1994 through March 1997, Mr. Davies served as Operations Manager and Sales Representative for Saputo Foods Ltd., a company located in Delta British Columbia. From September 1987 through March 1997, Mr. Davies accepted a position as Sales Manager for Austria Import West Ltd., of Langley, British Columbia.

In June 1981, Mr. Davies began Studies for Bachelor of Business Degree at Cariboo College/Thompson Rivers University, Kamloops, British Columbia. He continued these studies from September 1981 through December 1985 and graduated from Kwantlen College, Surrey campus, British Columbia in April 1987.

Significant Employees We have no employees at this time.

Family Relationships None

Involvement In Certain Legal Proceedings None

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) Beneficial Ownership Reporting

Section 16(a) of the Securities and Exchange Act of 1934 requires any person who is a director or executive officer or who beneficially holds more than 10% of any class of our securities which have been registered with the Securities and Exchange Commission, to file reports of initial ownership and changes in ownership with the Securities and Exchange Commission. These persons are also required under the regulations of the Securities and Exchange Commission to furnish us with copies of all Section 16(a) reports they file.

To our knowledge, based solely on our review of the copies of the Section 16(a) reports furnished to us and a review of our shareholders of record for the fiscal year ended September 30, 2007, there were no filing delinquencies.

CODE OF ETHICS

We have not yet prepared a written code of ethics and employment standards. We have only recently commenced operations. We expect to implement a Code of Ethics during the current fiscal year.

CORPORATE GOVERNANCE Nominating Committee

We currently do not have a nominating committee. Our Board as a whole acts as our nominating committee.

Audit Committee

As we currently do not have an audit committee financial expert or an independent audit committee expert due to the fact that our Board currently does not have an independent audit committee. Our Board currently has only one (1) independent member, and thus, does not have the ability to create a proper independent audit committee.

Presently our Board is performing the duties that would normally be performed by an audit committee. We intend to form a separate audit committee, and are seeking potential independent directors. We are seeking experienced business people and plan to appoint an individual qualified as an audit committee financial expert.

ITEM 10

EXECUTIVE COMPENSATION.

Our executive officers have not received any compensation since our date of incorporation, and we did not accrue any compensation payable to them.

Currently, we do not offer any annuity, pension or retirement benefits to be paid to any of our officers, directors or employees, in the event of retirement. There are also no compensatory plans or arrangements with respect to any individual named above which results or will result from the resignation, retirement or any other termination of employment with us, or from a change in our control.

Compensation of Directors

We do not compensate our directors for their time spent on our behalf, but they are entitled to receive reimbursement for all out of pocket expenses incurred for attendance at our Board of Directors meetings.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
AND RELATED STOCKHOLDER MATTERS

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

There are no securities authorized for issuance under any equity compensation plan, or any options, warrants, or rights to purchase our common stock

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information, as of September 30, 2007 with respect to any person (including any “group”, as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) who is known us to be the beneficial owner of more than five (5) percent of any class of our voting securities, and as to those shares of our equity securities beneficially owned by each of our directors, our executive officers and all of our directors and executive officers and all of our directors and executive officers as a group. Unless otherwise specified in the table below, such information, other than information with respect to our directors and officers, is based on a review of statements filed, with the Securities and Exchange commission (the “Commission”) pursuant to Sections 13 (d), 13 (f), and 13 (g) of the Exchange Act with respect to our common stock. As of September 30, 2007, there were 4,440,000 shares of our common stock outstanding.

The number of shares of common stock beneficially owned by each person is determined under the rules of the Commission and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which such person has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within sixty (60) days after the date hereof, through the exercise of any stock option, warrant or other right. Unless otherwise indicated, each person has sole investment and voting power (or shares such power with his or her spouse) with respect to the shares set forth in the following table. The inclusion herein of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of those shares.

The table also shows the number of shares beneficially owned as of September 30, 2007 by each of the individual directors and executive officers and by all directors and executive officers as a group.

Title of		Amount and Nature of	Percent
Class	Name and Address of Beneficial Owner	Beneficial Ownership	of Class[1]

Common	Douglas Dewar
Director, President
	240, 222 Baseline Road, #209	1,500,000	33.78%
Sherwood Park, AB, T8H 1S8

Common	Robert Doolan
Secretary/Treasurer, Director,
	14767 Oxenham Avenue	2,000,000	45.05%
White Rock, British Columbia, V4B 2H8

-	James Davies
Director
	21 – 3363 Rosemary Heights Crescent	-	-
Surrey, British Columbia, V3S 0X8

Common	Significant shareholders, directors and officers as a group
	(3)	3,500,000	78.83%

(1) Percent of Ownership is calculated in accordance with the Securities and Exchange Commission’s Rule 13(d) –13(d)(1)

Changes in Control

We have not entered into any arrangements which may result in a change in our control

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions With Related Persons

Other than the stock transactions disclosed below, we have not entered into any transactions in which any of our directors, executive officers, or affiliates, including any member of an immediate family that had or are to have a direct or indirect material interest.

We have sold securities within the past three (3) years without registering the securities under the Securities Act of 1933 on two (2) separate occasions.

On April 4, 2006, Douglas Dewar, who is the founder of our company and a member of our Board purchased by subscription 1,500,000 shares of common stock at a price of $0.01 per share for a total of $15,000.

The other officers and directors, namely, Mr. James Davies and Mr. Robert Doolan, each purchased 1,000,000 shares for a total of 2,000,000 shares of our common stock on September 25, 2006, in a private offering price of $0.01 per share for a total of $20,000.

All of the above noted securities were sold in reliance on Regulation D, Section 504 of the Securities Act of 1933. All shareholders are subject to Rule 144 of the Securities Act of 1933 with respect to resale. We relied the exemption from registration since we were not subject to the reporting requirements of Section 13 or 15(d) of the Securities Act of 1933, not an investment company, we had a specific business plan at the time we sold the securities, we are not a blank check company, as that term is defined in Rule 419(a)(2) of Regulation C or Rule 504 (a)(3) of Regulation D of the Securities Act of 1933, and the aggregate offering price was less that $1,000,000. All of the subscribers are our directors and/or officers.

Parents None Promoters and Control Persons None.

ITEM 13.

EXHIBITS

Exhibit Index

3.1	Articles of Incorporation*

3.2	By-laws*

31.1	Section 302 Certification – Chief Executive Officer

31.2	Section 302 Certification – Chief Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.

*Incorporated by reference to our Registration Statement on Form SB-2 file number 333-140322, filed on January 30, 2007.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Audit Related Fees.

The aggregate fees billed by our auditors, for audit and audit related fees during the year ended September 30, 2007, was $13,092, and $-0- for the year ended September 30, 2006.

Tax Fees.

We incurred nil fees to auditors for tax compliance, tax advice or tax compliance services during the fiscal year ended September 30, 2007 and 2006.

All Other Fees.

We did not incur any other fees billed by auditors for services rendered to us other than the services covered in "Audit Fees" for the fiscal years ended September 30, 2007 and 2006.

The Board has considered whether the provision of non-audit services is compatible with maintaining the principal accountant's independence.

Since there is no audit committee, there are no audit committee pre-approval policies and procedures.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of January, 2008.

NORTHWEST CHARIOTS INCORPORATED

Date: January 14, 2008

By: /s/ Douglas Dewar

Name: Douglas Dewar

Title: President/Chief Executive Officer, principal executive officer

Date: January 14, 2008

By: /s/ Robert Doolan Name: Robert Doolan

Title: Chief Financial Officer, principal financial officer and principal accounting officer