Form 10QSB
period 2007-12-31
NORTHWEST CHARIOTS INC
filed 2008-02-27
CIK 1385310

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB
(Mark One)
[X]		QUARTERLY REPORT PURSUANT TO SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. _X_Yes __No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No _X_

Number of shares issued and outstanding of the registrant’s class of common stock as of January 31, 2008: 4,440,000 shares of common stock

Authorized share capital of the registrant: 75,000,000 common shares, par value of $0.001

The Company did not recognize any revenue for the quarter ended December 31, 2007.

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

NORTHWEST CHARIOTS INCORPORATED

(A Development Stage Company)

INDEX TO INTERIM FINANCIAL STATEMENTS

DECEMBER 31, 2007

Page
Interim Financial Statements:
Interim Balance Sheets	F-2
Interim Statements of Operations	F-3
Interim Statements of Cash Flows	F-4
Interim Statement of Stockholders’ Equity	F-5
Notes to Interim Financial Statements	F-6 to F-7

NORTHWEST CHARIOTS INCORPORATED
(A Development Stage Company)
INTERIM BALANCE SHEETS

	December 31,	September 30,
	2007	2007
	(unaudited)	(See Note 1)

ASSETS
Current
Cash	$ 49,935	$ 96,480
Inventory	9,500	-
Prepaid Expenses	3,375	-

Total current assets	62,810	96,480
Equipment, net of accumulated depreciation of $118	4,754	-
Website development, net of accumulated amortization of $97	3,380	-

Total assets	$ 70,944	$ 96,480

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$ 2,725	$ 6,080

Total current liabilities	2,725	6,080

STOCKHOLDERS’ EQUITY
Capital stock
Authorized:
75,000,000 common shares, par value $0.001 per share
Issued and outstanding:
4,440,000 common shares	4,440	4,440
Additional paid-in capital	124,560	124,560
Deficit accumulated during the development stage	(60,781)	(38,600)

Total stockholders’ equity	68,219	90,400

Total liabilities and stockholders’ equity	$ 70,944	$ 96,480

The accompanying notes are an integral part of these statements.

NORTHWEST CHARIOTS INCORPORATED
(A Development Stage Company)

INTERIM STATEMENTS OF OPERATIONS

(Unaudited)

	Three-month	Three-month period	Cumulative amounts from
	period ended	ended	April 4, 2006 (Date of
	December 31,	December 31,	Inception) to
	2007	2006	December 31, 2007

Revenue	$ -	$ -	$ -

Expenses
Depreciation and
amortization	214	-	214
Marketing	9,354	-	9,354
Office and administration	5,830	176	14,116
Organizational costs	-	-	1,705
Professional fees	6,229	9,593	37,692

Total expenses	21,627	9,769	63,081

Income (loss) from operations	(21,627)	(9,769)	(63,081)

Other income (expense)
Gain (loss) on foreign
exchange	(554)	-	2,299

Income (loss) before taxes	(22,181)	(9,769)	(60,781)

Provision (credit) for taxes on
income	-	-	-

Net (loss)	$ (22,181)	$ (9,769)	$ (60,781)

Basic and diluted loss per
share	$ (0.01)	$ Nil

Weighted average number of
shares outstanding	4,440,000	3,500,000

The accompanying notes are an integral part of these statements.

NORTHWEST CHARIOTS INCORPORATED
(A Development Stage Company)

INTERIM STATEMENTS OF CASH FLOWS

(Unaudited)

	Three-month		Cumulative amounts
	period ended	Three-month period	from April 04, 2006
	December 31,	ended December 31,	(Date of Inception) to
	2007	2006	December 31, 2007

Cash flows from operating activities
Net (loss)	$ (22,181)	$ (9,769)	$ (60,781)

Adjustments to reconcile net loss to
net cash used by operating activities
Depreciation and amortization	215	-	215
Changes in current assets and
liabilities:
Inventory	(9,500)	-	(9,500)
Prepaid expenses	(3,375)	(187)	(3,375)
Accounts payable and accrued	(3,355)	(1,705)	2,725
liabilities

Net cash flows from operating
activities	(38,196)	(11,661)	(70,716)

Cash flows from investing activities
Additions to equipment	(8,349)	-	(8,349)

Net cash flows from investing
activities	(8,349)	-	(8,349)

Cash flows from financing activities
Issuance of common shares	-	-	129,000

Net cash flows from financing
activities	-	-	129,000

Net cash flows	(46,545)	(11,661)	49,935

Cash, beginning of period	96,480	34,954	-

Cash, end of period	$ 49,935	$ 23,293	$ 49,935

Supplemental disclosure of cash flow
information
Cash paid for:
Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these statements.

	NORTHWEST CHARIOTS INCORPORATED
		(A Development Stage Company)

	INTERIM STATEMENT OF STOCKHOLDERS’ EQUITY

			(Unaudited)

				DEFICIT
	CAPITAL STOCK			ACCUMULATED

			ADDITIONAL	DURING THE
			PAID-IN	DEVELOPMENT
	SHARES	AMOUNT	CAPITAL	STAGE	TOTAL

Shares issued for cash at
$0.01	3,500,000	$ 3,500	$ 31,500	$ -	$ 35,000

Net loss for the period
ended September 30, 2006		- -	-	(1,751)	(1,751)

Balance,
September 30, 2006	3,500,000	3,500	31,500	(1,751)	33,249

September 18, 2007 –
Shares issued for cash at	940,000	940	93,060	-	94,000
$0.10

Net Loss for the year
ended September 30, 2007	-	-	-	(36,849)	(36,849)

Balance,
September 30, 2007	4,440,000	4,440	124,560	(38,600)	90,400

Net Loss for the period
ended December 31, 2007	-	-	-	(22,181)	(22,181)

Balance,
December 31, 2007	4,440,000	$ 4,440	$ 124,560	$ (60,781)	$ 68,219

The accompanying notes are an integral part of these statements.

NORTHWEST CHARIOTS INCORPORATED (A Development Stage Company) NOTES TO INTERIM FINANCIAL STATEMENTS

DECEMBER 31, 2007

Note 1 Unaudited Statements

While the information presented in the accompanying interim financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. Except as disclosed below, these interim financial statements follow the same accounting policies and methods of their application as our audited annual financial statements for the year ended September 30, 2007. It is suggested that these interim financial statements be read in conjunction with our audited financial statements for the year ended September 30, 2007. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

The information as of September 30, 2007 is taken from the audited financial statements of that date.

Note 2 Nature and Continuance of Operations

a)	Organization

We were incorporated in the State of Nevada, United States of America, on April 04, 2006. Our year end is September 30th.

b)	Development Stage Activities

We are in the development stage and have not yet realized any revenues from our planned operations. Our business plan is to develop a retail sales and rental business for electrically powered human transporters. We are planning to promote our transporters to large corporations throughout Western Canada. Our offices are located in Sherwood Park, Alberta.

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

On September 18, 2007, we issued 940,000 shares of common stock at a price of $0.10 for cash totaling $94,000.

Note 4 Income Taxes

We are subject to U.S. federal income taxes. We have had no income, and therefore, have paid no income tax.

NORTHWEST CHARIOTS INCORPORATED (A Development Stage Company) NOTES TO INTERIM FINANCIAL STATEMENTS

DECEMBER 31, 2007

Note 4 Income Taxes (continued)

Deferred income taxes arise from temporary timing differences in the recognition of income and expenses for financial reporting and tax purposes. Our deferred tax assets consist entirely of the benefit from net operating loss (“NOL”) carry-forwards. The NOL carry forwards expire in 2027. Our deferred tax assets are offset by a valuation allowance due to the uncertainty of the realization of the NOL carry-forwards. NOL carry-forwards may be further limited by a change in our ownership and other provisions of the tax laws.

The provision for refundable Federal income tax, using an effective tax rate of thirty four percent (34%), consists of the following:

	Three-Month
	Period Ended	Period Ended
	December 31,	September 30,
	2007	2007

Refundable Federal income tax attributable to:
Current operations	($ 7,542)	($ 12,529)
Timing differences/Organizational costs	7,542	12,529
Change in deferred tax valuation allowance

Net refundable amount	-	-

The cumulative tax effect at the expected rate of thirty four percent (34%) of significant items comprising our net deferred tax amount is as follows:

	December 31,	September 30,
	2007	2007

Deferred tax asset attributable to:
Net operating loss carryover	$20,666	$13,124
Organizational costs
Less, Valuation allowance	(20,666)	(13,124)

Net deferred tax asset	-	-

At December 31, 2007, we had an unused NOL carryover approximating $ 20,666 that is available to offset future taxable income. It will expire beginning in 2027.

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

Plan of Operation

The following is a summary of our plan of operation for the next twelve (12) months.

Satisfaction of Cash Requirements/Need for Additional Funds

We have $45,374 remaining from the net proceeds of our offering. As at January 31, 2008, our net cash balance was approximately $49,000.

We believe our existing cash balances are sufficient to carry our normal operations for the next six (6) months. If our sales of inventory are not sufficient to meet our cash requirements after such six (6) month period of time, we may attempt to sell additional equity shares or issue debt. Any sale of additional equity securities will result in dilution to our stockholders. There can be no assurance that additional financing, if required, will be available to us or available on acceptable terms. We do not have any lending arrangements in place with banking or financial institutions and we do not anticipate that we will be able to secure these funding arrangements in the near future.

Product Research and Development

We have not incurred any costs to date relating to research and development and have no plans to undertake any research and development activities within the next twelve (12) months.

Plant and Significant Equipment

We are in the early development stage of operations. Since incorporation, we have not made any significant purchases or sale of assets and have no plans to purchase or sell any such assets within the next twelve (12) months.

Employees

Our officers and directors are responsible for all planning developing and operational duties and will continue to do so throughout the early stages of our growth, doing whatever work is necessary to bring our business to the point of having positive cash flow. We have not contracted or made any plans with any entities or persons to provide subcontract services. We have no intentions in hiring any employees until our business has been successfully launched and there is sufficient and reliable revenue from operations. Human resources planning will be part of an ongoing process that will include constant evaluation of operations and revenue realization. We do not expect to hire any employees during the next twelve (12) months of operations.

Off-Balance Sheet Arrangements

We currently do not have any off-balance sheet arrangements.

ITEM 3.

CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

There has been no change in our internal control over financial reporting during the current quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There have not been any changes in our securities since filing our last Annual Report on Form 10-KSB for our fiscal year ended September 30, 2007, as filed on January 2, 2008.

As previously reported, on February 9, 2007, our Registration Statement on Form SB-2 was declared effective, and on August 31, 2007, we completed a maximum offering of 940,000 common shares at a price of $0.10 per share.

As of the date of this Form 10-QSB Quarterly Report, there are 4,440,000 shares of our common stock issued and outstanding of which 3,500,000 shares are held by our officers and directors.

The following table sets forth the actual expenses of the offering incurred for our account from February 9, 2007 to December 31 2007 that were paid directly from existing working capital at the time of the offering, and therefore, were not deducted from the proceeds of the offering. The net proceeds from the offering were $94,000.

	Amount of direct or indirect payments
	to directors, officers, general partners,
	10% shareholders or affiliates of the	Amount of direct or indirect
Expense	Issuer	payments to others

Legal Counsel and Auditor	0	$12,290
Transfer Agent	0	665
Office & Admin.	0	5,314

Total	$ 0	$18,269

The following table notes the use of proceeds for actual expenses incurred for our account from February 9, 2007 to December 31, 2007. This chart details the use of net offering proceeds from the offering of the securities.

Expenses	Amount of direct or indirect payments	Amount of direct or indirect
	to directors, officers, general partners,	payments to others

	10% shareholders or affiliates of the
	Issuer

Legal and Accounting	0	$ 15,809
Inventory	0	9,500
Office Furniture, Equip & Supplies	0	4,871
Marketing & Travel	0	9,354
Website Dev., Hosting & Telecom	0	3,476
Miscellaneous Administration	0	5,616

Total	$ 0	$ 48,626

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

* Incorporated by reference to our Form SB-2 Registration Statement, file number 333-140322, filed on January 30, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 25th day of February, 2008.

NORTHWEST CHARIOTS INCORPORATED

Date: February 25, 2008

By: /s/ Douglas Dewar

Name: Douglas Dewar

Title: President/Chief Executive Officer, principal executive officer

Date: February 25, 2008

By: /s/ Robert Doolan

Name: Robert Doolan

Title: Chief Financial Officer, principal financial officer and principal accounting officer