Form 10QSB
period 2008-03-31
NORTHWEST CHARIOTS INC
filed 2008-05-20
CIK 1385310

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB
(Mark One)
[X]		QUARTERLY REPORT PURSUANT TO SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. _X_Yes __No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __No _X_

Number of shares issued and outstanding of the registrant’s class of common stock as of April 30, 2008: 4,440,000 shares of common stock

Authorized share capital of the registrant: 75,000,000 common shares, par value of $0.001

The Company recognized revenues of $11,900 for the quarter ended March 31, 2008.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NORTHWEST CHARIOTS INCORPORATED

(A Development Stage Company)

INDEX TO INTERIM FINANCIAL STATEMENTS

MARCH 31, 2008

Page
Interim Financial Statements:
Interim Balance Sheets	F-2
Interim Statements of Operations	F-3 to F-4
Interim Statements of Cash Flows	F-5
Interim Statement of Stockholders’ Equity	F-6
Notes to Interim Financial Statements	F-7 to F-8

NORTHWEST CHARIOTS INCORPORATED
(A Development Stage Company)
INTERIM BALANCE SHEETS
	March 31,	September 30,
	2008	2007
	(unaudited)	(See Note 1)

ASSETS
Current
Cash	$ 31,502	$ 96,480
Prepaid Expenses	1,963	-

Total current assets	33,465	96,480
Equipment, net of accumulated depreciation of $471	4,401	-
Website development costs, net of accumulated amortization of	3,090	-
$386

Total assets	$ 40,956	$ 96,480

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$ 1,716	$ 6,080

Total current liabilities	1,716	6,080

STOCKHOLDERS’ EQUITY
Capital stock
Authorized:
75,000,000 common shares, par value $0.001 per share
Issued and outstanding:
4,440,000 common shares	4,440	4,440
Additional paid-in capital	124,560	124,560
Deficit accumulated during the development stage	(88,723)	(38,600)
Accumulated other comprehensive income (loss)	(1,037)	-

Total stockholders’ equity	39,240	90,400

Total liabilities and stockholders’ equity	$ 40,956	$ 96,480

The accompanying notes are an integral part of these statements.

	NORTHWEST CHARIOTS INCORPORATED
	(A Development Stage Company)

	INTERIM STATEMENTS OF OPERATIONS

	(Unaudited)

	Three-month	Three-month period
	period ended	ended
	March 31, 2008	March 31, 2007

Revenue	$ 11,900	$ -

Cost of Goods Sold	9,500	-

Gross Profit	2,400	-

Expenses
Depreciation and
amortization	643	-
Marketing	9,605	-
Office and administration	6,993	2,905
Organizational costs	-	-
Professional fees	12,031	12,290
Rent	981	-

Total expenses	30,253	15,195

Income (loss) from operations	(27,853)	(15,195)

Other income (expense)
Gain (loss) on foreign
exchange	(89)	-

Income (loss) before taxes	(27,942)	(15,195)

Provision (credit) for taxes on
income	-	-

Net (loss)	$ (27,942)	$ (15,195)

Basic and diluted loss per
share	$ (0.01)	$ Nil

Weighted average number of
shares outstanding	4,440,000	3,500,000

The accompanying notes are an integral part of these statements.

NORTHWEST CHARIOTS INCORPORATED
(A Development Stage Company)

INTERIM STATEMENTS OF OPERATIONS

(Unaudited)

			Cumulative amounts from
	Six-month period	Six-month period	April 4, 2006 (Date of
	ended March 31,	ended	Inception) to
	2008	March 31, 2007	March 31, 2008

Revenue	$ 11,900	$ -	$ 11,900

Cost of Goods Sold	9,500	-	9,500

Gross Profit	2,400	-	2,400

Expenses
Depreciation and		-
amortization	857		857
Marketing	18,959	-	18,959
Office and administration	12,823	3,081	21,109
Organizational costs	-	-	1,705
Professional fees	18,260	21,883	49,722
Rent	981	-	981

Total expenses	51,880	24,964	93,333

Income (loss) from operations	(49,480)	(24,965)	(90,933)

Other income (expense)
Gain (loss) on foreign
exchange	(643)	-	2,210

Income (loss) before taxes	(50,123)	(24,964)	(88,723)

Provision (credit) for taxes on
income	-	-	-

Net (loss)	$ (50,123)	$ (24,964)	$ (88,723)

Basic and diluted loss per
share	$ (0.01)	$ (0.01)

Weighted average number of
shares outstanding	4,440,000	3,500,000

The accompanying notes are an integral part of these statements.

NORTHWEST CHARIOTS INCORPORATED
(A Development Stage Company)

INTERIM STATEMENTS OF CASH FLOWS

(Unaudited)

			Cumulative amounts
	Six-month period	Six-month period	from April 04, 2006
	ended March 31,	ended March 31,	(Date of Inception) to
	2008	2007	March 31, 2008

Cash flows from operating activities
Net (loss)	$ (50,123)	$ (24,964)	$ (88,723)

Adjustments to reconcile net loss to
net cash used by operating activities
Depreciation and amortization	857	-	857
Changes in current assets and
liabilities:
Prepaid expenses	(1,963)	-	(1,963)
Accounts payable and accrued	(4,364)	703	1,716
liabilities

Net cash flows from operating
activities	(55,593)	(24,261)	(88,113)

Cash flows from investing activities
Additions to equipment	(4,871)	-	(4,871)
Increase in website development
costs	(3,477)	-	(3,477)

Net cash flows from investing
activities	(8,348)	-	(8,348)

Cash flows from financing activities
Issuance of common shares	-	-	129,000

Net cash flows from financing
activities	-	-	129,000

Net cash flows	(63,941)	(24,261)	32,529
Foreign currency translation
adjustment	(1,037)	-	(1,037)

Cash, beginning of period	96,480	34,954	-

Cash, end of period	$ 31,502	$ 10,693	$ 31,502

Supplemental disclosure of cash flow
information
Cash paid for:
Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these statements.

NORTHWEST CHARIOTS INCORPORATED
(A Development Stage Company)

INTERIM STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

DEFICIT
CAPITAL STOCK	ACCUMULATED	ACCUMULATED

ADDITIONAL	DURING THE	COMPRE-
PAID-IN	DEVELOPMENT	HENSIVE
SHARES	AMOUNT	CAPITAL	STAGE	INCOME (LOSS)	TOTAL

April 4, 2006 – Shares
issued for cash at $0.01	1,500,000	$ 1,500	$ 13,500	$ -	$ -	$ 15,000

September 25, 2006 –
Shares issued for cash	2,000,000	2,000	18,000	-	-	20,000
at $0.01

Net loss for the period	-	-	-	(1,751)	-	(1,751)
ended September 30,
2006

Balance,
September 30, 2006	3,500,000	3,500	31,500	(1,751)	-	33,249

September 18, 2007 –
Shares issued for cash	940,000	940	93,060	-	-	94,000
at $0.10

Net Loss for the year
ended September 30,	-	-	-	(36,849)	-	(36,849)
2007

Balance,
September 30, 2007	4,440,000	4,440	124,560	(38,600)	-	90,400

Net Loss for the period
ended March 31, 2008	-	-	-	(50,123)	-	(50,123)

Change in other
comprehensive income	-	-	-	-
- Foreign currency
translation adjustment	(1,037)	(1,037)

Total comprehensive
income (loss) (Memo
total)	(51,160)

Balance,
March 31, 2008	4,440,000	$ 4,440	$ 124,560	$ (88,723)	$ (1,037)	$ 39,240

The accompanying notes are an integral part of these statements.

NORTHWEST CHARIOTS INCORPORATED (A Development Stage Company) NOTES TO INTERIM FINANCIAL STATEMENTS

MARCH 31, 2008

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

We were incorporated in the State of Nevada, United States of America, on April 4, 2006. Our year end is September 30th.

b)	Development Stage Activities

We are in the development stage and have realized minimal revenue from our planned operations. Our business plan is to develop a retail sales and rental business for electrically powered human transporters. We are planning to promote our transporters to large corporations throughout Western Canada. Our offices are located in Sherwood Park, Alberta.

Based upon our business plan, we are a development stage enterprise. Accordingly, we present our financial statements in conformity with the accounting principles generally accepted in the United States of America (“GAAP”) that apply in establishing operating enterprises. As a development stage enterprise, we disclose the deficit accumulated during the development stage and the cumulative statements of operations and cash flows from inception to the current balance sheet date.

Note 3 Common Stock

Our authorized common stock consists of 75,000,000 shares with a par value of $0.001 per share.

On April 4, 2006, we issued 1,500,000 shares of common stock at a price of $0.01 for cash totaling $15,000.

On September 25, 2006, we issued 2,000,000 shares of common stock at a price of $0.01 for cash totaling $20,000.

On September 18, 2007, we issued 940,000 shares of common stock at a price of $0.10 for cash totaling $94,000.

Note 4 Income Taxes

We are subject to U.S. federal income taxes. We have minimal business operations with losses to date, and therefore, have paid no income tax.

NORTHWEST CHARIOTS INCORPORATED (A Development Stage Company) NOTES TO INTERIM FINANCIAL STATEMENTS

MARCH 31, 2008

Note 4 Income Taxes (continued)

Deferred income taxes arise from temporary timing differences in the recognition of income and expenses for financial reporting and tax purposes. Our deferred tax assets consist entirely of the benefit from net operating loss (“NOL”) carry-forwards. The NOL carry -forwards expire in 2028. Our deferred tax assets are offset by a valuation allowance due to the uncertainty of the realization of the NOL carry-forwards. NOL carry-forwards may be further limited by a change in our ownership and other provisions of the tax laws.

The provision for refundable Federal income tax, using an effective tax rate of thirty-four percent (34%), consists of the following:

	Six-Month Period	Period Ended
	Ended March 31,	September 30,
	2008	2007

Refundable Federal income tax attributable to:
Current operations	($17,042)	($ 12,529)
Timing differences/Organizational costs	17,042	12,529
Change in deferred tax valuation allowance

Net refundable amount	-	-

The cumulative tax effect at the expected rate of thirty-four percent (34%) of significant items comprising our net deferred tax amount is as follows:

	March 31,	September 30,
	2008	2007

Deferred tax asset attributable to:
Net operating loss carryover	$30,166	$13,124
Organizational costs
Less, Valuation allowance	(30,166)	(13,124)

Net deferred tax asset	-	-

At March 31, 2008, we had an unused NOL carry-forward approximating $ 20,666 that is available to offset future taxable income. It will expire beginning in 2028.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

We incorporated as Northwest Chariots Incorporated (referred to herein as “Chariots”, “we”, “us”, “our” and similar terms) on April 4, 2006, in the State of Nevada. Our principal executive offices are located at 240, 222 Baseline Road, Suite 209, Sherwood Park, AB, T8H 1S8. Our telephone number is (604) 250-9356. Our fiscal year end is September 30.

We are establishing a retail sales and rental business for electrically powered human transporters. Human transporters are individually manned scooters where the individual commuter propels himself or herself to his or her chosen destination. These transportation devices take up less space when parked and allow for greater mobility as they are well designed for used in congested areas.

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

Satisfaction of Cash Requirements/Need for Additional Funds

We have $14,591 remaining from the net proceeds of our offering. As at April 30, 2008, our net cash balance was approximately $31,500.

We believe our existing cash balances are sufficient to carry our normal operations for the next three (3) months. If our sales of inventory are not sufficient to meet our cash requirements after such three (3) month period of time, we may attempt to sell additional equity shares or issue debt. Any sale of additional equity securities will result in dilution to our stockholders. There can be no assurance that additional financing, if required, will be available to us or available on acceptable terms. We do not have any lending arrangements in place with banking or financial institutions and we do not anticipate that we will be able to secure these funding arrangements in the near future.

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

9

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

ITEM 1.

LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There have not been any changes in our securities since filing our last Quarterly Report on Form 10-QSB for our quarter-ended December 31, 2007, as filed on February 27, 2008.

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

The net proceeds from the offering were $94,000. The following table notes the use of proceeds for actual expenses incurred for our account from February 9, 2007 to March 31, 2008. This chart details the use of net offering proceeds from the offering of the securities.

Expenses	Amount of direct or indirect payments	Amount of direct or indirect
	to directors, officers, general partners,	payments to others
	10% shareholders or affiliates of the
	Issuer

Legal and Accounting	0	$ 27,840
Inventory	0	9,500
Office Furniture, Equip & Supplies	0	4,871
Marketing & Travel	0	18,959
Retail Location	0	2,944
Website Dev., Hosting & Telecom	0	3,477
Miscellaneous Administration	0	11,818

Total	$ 0	$ 79,409

The proceeds from our offering are being used to fund our operations as described in the registration statement on Form SB-2 incorporated by reference herein.

10

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

* Incorporated by reference to our Form SB-2 Registration Statement, file number 333-140322, filed on January 30, 2007.

11

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 20th day of May, 2008.

NORTHWEST CHARIOTS INCORPORATED

Date: May 20, 2008

By: /s/ Douglas Dewar

Name: Douglas Dewar

Title: President/Chief Executive Officer, principal executive officer

Date: May 20, 2008

By: /s/ Robert Doolan

Name: Robert Doolan

Title: Chief Financial Officer, principal financial officer and principal accounting officer