Form 10KSB/A
period 2008-03-31
NORTHWEST CHARIOTS INC
filed 2008-07-03
CIK 1385310

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. _X_Yes __No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes _X_ No __

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

Date: July 2, 2008

By: /s/ Douglas Dewar

Name: Douglas Dewar

Title: President/Chief Executive Officer, principal executive officer

Date: July 2, 2008

By: /s/ Robert Doolan

Name: Robert Doolan

Title: Chief Financial Officer, principal financial officer and principal accounting officer