Form 10-Q
period 2008-06-30
NORTHWEST CHARIOTS INC
filed 2008-08-14
CIK 1385310

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

OR

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from
__________
to
______________

Commission File Number 333-140322

NORTHWEST CHARIOTS INCORPORATED

(Exact name of registrant as specified in its charter)

Nevada	98-0496885

State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

240, 222 Baseline Road, Suite 209, Sherwood Park, AB, T8H 1S8

(Address of principal executive offices)

Registrant’s telephone number: (780) 691-1188

None

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ] SEC 1296 (02-08) Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

APPLICABLE ONLY TO CORPORATE ISSUERS:

Number of shares outstanding of the registrant’s class of common stock as of July 31, 2008: 4,440,000 shares

		NORTHWEST CHARIOTS INCORPORATED
		INDEX TO THE FORM 10-Q
		For the quarterly period ended June 30, 2008
			PAGE

PART I	FINANCIAL INFORMATION		F-1
	ITEM 1.	FINANCIAL STATEMENTS (unaudited)	F-1
		Interim Balance Sheets	F-2
		Interim Statements of Operations and Deficit	F-3
		Interim Statement of Stockholders’ Equity	F-4
		Interim Statements of Cash Flows	F-5
		Notes to the Interim Financial Statements	F-6 to F-7
	ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL	8
		CONDITION AND RESULTS OF OPERATIONS
	ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT	9
		MARKET RISK
	ITEM 4.	CONTROLS AND PROCEDURES
	ITEM	CONTROLS AND PROCEDURES
	4T.
PART II	OTHER INFORMATION		10
	ITEM 1.	LEGAL PROCEEDINGS	10
	ITEM	RISK FACTORS
	1A.
	ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF	10
		PROCEEDS
	ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	11
	ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	11
	ITEM 5.	OTHER INFORMATION	11
	ITEM 6.	EXHIBITS	11
		SIGNATURES	12

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

NORTHWEST CHARIOTS INCORPORATED

(A Development Stage Company)

INDEX TO INTERIM FINANCIAL STATEMENTS

JUNE 30, 2008

Page
Interim Financial Statements:
Interim Balance Sheets	F-2
Interim Statements of Operations	F-3 to F-4
Interim Statements of Cash Flows	F-5
Interim Statement of Stockholders’ Equity	F-6
Notes to Interim Financial Statements	F-7 to F-8

F-2

NORTHWEST CHARIOTS INCORPORATED
(A Development Stage Company)
INTERIM BALANCE SHEETS

	June 30, 2008	September 30, 2007
	(unaudited)	(See Note 1)
ASSETS
Current Assets:
Cash	$ 10,258	$ 96,480
Prepaid expenses	1,963	-
Inventory	11,119	-

Total current assets	23,341	96,480
Equipment, net of accumulated depreciation of $823	4,048	-
Website development costs, net of accumulated amortization of	2,801	-
$676

Total assets	$ 30,189	$ 96,480

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$ 1,860	$ 6,080

Total current liabilities	1,860	6,080

STOCKHOLDERS’ EQUITY
Capital stock
Authorized:
75,000,000 common shares, par value $0.001 per share
Issued and outstanding:
4,440,000 common shares	4,440	4,440
Additional paid-in capital	124,560	124,560
Deficit accumulated during the development stage	(100,052)	(38,600)
Accumulated other comprehensive income (loss)	(619)	-

Total stockholders’ equity	28,329	90,400

Total liabilities and stockholders’ equity	$ 30,189	$ 96,480

The accompanying notes are an integral part of these statements.

NORTHWEST CHARIOTS INCORPORATED

(A Development Stage Company)

INTERIM STATEMENTS OF OPERATIONS

(Unaudited)

	Three-month	Three-month period
	period ended	ended
	June 30, 2008	June 30, 2007

Revenue	$ -	$ -

Cost of Goods Sold	-	-

Gross Profit	-	-

Expenses
Depreciation and
amortization	643	-
Marketing	-	-
Office and administration	3,116	2,893
Organizational costs	-	-
Professional fees	4,616	-
Rent	2,983	-

Total expenses	11,358	2,893

Income (loss) from operations	(11,358)	(2,893)

Other income (expense)
Gain (loss) on foreign
exchange	29	-

Income (loss) before taxes	(11,329)	(2,893)

Provision (credit) for taxes on
income	-	-

Net (loss)	$ (11,329)	$ (2,893)

Basic and diluted loss per
share	$ Nil	$ Nil

Weighted average number of
shares outstanding	4,440,000	3,500,000

The accompanying notes are an integral part of these statements.

NORTHWEST CHARIOTS INCORPORATED
(A Development Stage Company)

INTERIM STATEMENTS OF OPERATIONS

(Unaudited)

			Cumulative amounts from
	Nine-month	Nine-month period	April 4, 2006 (Date of
	period ended	ended	Inception) to
	June 30, 2008	June 30, 2007	June 30, 2008

Revenue	$ 11,900	$ -	$ 11,900

Cost of Goods Sold	9,500	-	9,500

Gross Profit	2,400	-	2,400

Expenses
Depreciation and
amortization	1,499	-	1,499
Marketing	18,959	-	18,959
Office and administration	15,940	5,974	24,226
Organizational costs	-	-	1,705
Professional fees	22,876	21,883	54,338
Rent	3,964	-	3,964

Total expenses	63,238	27,857	104,691

Income (loss) from operations	(60,838)	(27,857)	(102,291)

Other income (expense)
Gain (loss) on foreign
exchange	(614)	-	2,239

Income (loss) before taxes	(61,452)	(27,857)	(100,052)

Provision (credit) for taxes on
income	-	-	-

Net (loss)	$ (61,452)	$ (27,857)	$ (100,052)

Basic and diluted loss per
share	$ (0.01)	$ (0.01)

Weighted average number of
shares outstanding	4,440,000	3,500,000

The accompanying notes are an integral part of these statements.

NORTHWEST CHARIOTS INCORPORATED
(A Development Stage Company)

INTERIM STATEMENTS OF CASH FLOWS

(Unaudited)

			Cumulative amounts
	Nine-month	Nine-month period	from April 04, 2006
	period ended	ended June 30,	(Date of Inception) to
	June 30, 2008	2007	June 30, 2008

Cash flows from operating activities
Net (loss)	$ (61,452)	$ (27,857)	$ (100,052)

Adjustments to reconcile net loss to
net cash used by operating activities
Depreciation and amortization	1,499	-	1,499
Changes in current assets and
liabilities:
Increase in Inventory	(11,119)	-	(11,119)
Prepaid expenses	(1,963)	(2,000)	(1,963)
Accounts payable and accrued	(4,220)	1,133	1,860
liabilities

Net cash flows from operating
activities	(77,255)	(28,724)	(109,775)

Cash flows from investing activities
Additions to equipment	(4,871)	-	(4,871)
Increase in website development
costs	(3,477)	-	(3,477)

Net cash flows from investing
activities	(8,348)	-	(8,348)

Cash flows from financing activities
Issuance of common shares	-	-	129,000

Net cash flows from financing
activities	-	-	129,000

Net cash flows	(85,603)	(28,724)	10,877
Foreign currency translation
adjustment	(619)	-	(619)

Cash, beginning of period	96,480	34,954	-

Cash, end of period	$ 10,258	$ 6,230	$ 10,258

Supplemental disclosure of cash flow
information
Cash paid for:
Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these statements.

NORTHWEST CHARIOTS INCORPORATED
(A Development Stage Company)

INTERIM STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

DEFICIT
CAPITAL STOCK	ACCUMULATED	ACCUMULATED

ADDITIONAL	DURING THE	COMPRE-
PAID-IN	DEVELOPMENT	HENSIVE
SHARES	AMOUNT	CAPITAL	STAGE	INCOME (LOSS)	TOTAL

April 4, 2006 – Shares
issued for cash at $0.01	1,500,000	$ 1,500	$ 13,500	$ -	$ -	$ 15,000

September 25, 2006 –
Shares issued for cash	2,000,000	2,000	18,000	-	-	20,000
at $0.01

Net loss for the period	-	-	-	(1,751)	-	(1,751)
ended September 30,
2006

Balance,
September 30, 2006	3,500,000	3,500	31,500	(1,751)	-	33,249

September 18, 2007 –
Shares issued for cash	940,000	940	93,060	-	-	94,000
at $0.10

Net Loss for the year
ended September 30,	-	-	-	(36,849)	-	(36,849)
2007

Balance,
September 30, 2007	4,440,000	4,440	124,560	(38,600)	-	90,400

Net Loss for the period
ended June 30, 2008	-	-	-	(61,452)	-	(61,452)

Change in other
comprehensive income	-	-	-	-	(619)	(619)
- Foreign currency
translation adjustment

Total comprehensive
income (loss) (Memo	(62,071)
total)

Balance,
June 30, 2008	4,440,000	$ 4,440	$ 124,560	$ (100,052)	$ (619)	$ 28,329

The accompanying notes are an integral part of these statements.

NORTHWEST CHARIOTS INCORPORATED (A Development Stage Company) NOTES TO INTERIM FINANCIAL STATEMENTS

JUNE 30, 2008

NOTE 1 ORGANIZATION AND DESCRIPTION OF BUSINESS

Northwest Chariots Incorporated (the “Company”) was incorporated in the State of Nevada, United States of America, on April 4, 2006. The Company’s year end is September 30th. The Company is in the development stage and has realized minimal revenue from its planned operations. The Company’s business plan is to develop a retail sales and rental business for electrically powered human transporters. The Company is planning to promote its transporters to large corporations throughout Western Canada. The Company’s offices are located in Sherwood Park, Alberta.

NOTE 2 CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2008, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s September 30, 2007 audited financial statements. The results of operations for the periods ended June 30, 2008 and 2007 are not necessarily indicative of the operating results for the full years.

NOTE 3

GOING CONCERN

The Company’s financial statements are prepared using GAAP applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

We incorporated as Northwest Chariots Incorporated (referred to herein as “we”, “us”, “our” and similar terms) on April 4, 2006, in the State of Nevada. Our principal executive offices are located at 240, 222 Baseline Road, Suite 209, Sherwood Park, AB, T8H 1S8. Our telephone number is (780) 691-1188. Our fiscal year end is September 30.

The following discussion should be read in conjunction with our most recent financial statements and notes appearing elsewhere in this quarterly report. In addition to the historical consolidated financial information, the following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors.

FULL FISCAL YEARS

Liquidity

We do not know of any trends or demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in our liquidity increasing or decreasing in any material way.

We have spent the net proceeds of our offering. As at July 31, 2008, our net cash balance was approximately $6,400.

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

Capital Resources

We do not currently have any material commitments for capital expenditures as of the end of the latest fiscal period. We are also not aware of any material trends, favorable or unfavorable, in our capital resources nor do we expect any material changes in the mix and relative cost of such resources.

Results of Operations

We currently have no revenue from operations. We are in a start-up phase with our existing assets and we have no significant assets, tangible or intangible. There can be no assurance that we will generate revenues in the future, or that we will be able to operate profitably in the future, if at all. We have incurred net losses since inception of our operations in April 2006.

We are in the process of establishing a retail sales and rental business for electrically powered human transporters. Human transporters are individually manned scooters where the individual commuter propels himself or herself to his or her chosen destination. These transportation devices take up less space when parked and allow for greater mobility as they are well designed for use in congested areas.

With the continuing rising costs for petroleum-based fuel contrasted against the use of electricity as an energy source and the already proven acceptance of these transporter products, we believe that we can fill a need by providing personal human transporter products to the metropolitan areas market.

We anticipate that we will incur $10,000.00 for operating expenses over the next twelve (12) month period, including professional legal and accounting expenses associated with compliance with our continuing periodic reporting requirements.

We are not aware of any unusual or infrequent events or transactions or any significant economic changes that materially affected or could materially affect the amount of our reported income from continuing operations. We are also not aware of any trends or uncertainties that have had or that we reasonably expect will have a material favorable or unfavorable impact on our net sales or revenues or income from continuing operations.

Inflation and changing prices have not impacted our net sales and revenues or our income from continuing operations.

Off-Balance Sheet Arrangements

We currently do not have any off-balance sheet arrangements.

Tabular Disclosure of Contractual Obligations

As a smaller reporting company, we are not required to provide this information.

INTERIM PERIODS

Material Changes in Financial Condition and Results of Operations

At June 30, 2008, we had working capital of $28,329 compared to working capital of $90,400 at September 30, 2007. At June 30, 2008 our total assets were $23,341 and at September 30, 2007 our total assets were $96,480.

At June 30, 2008, our total current liabilities decreased to $1,860 as compared with $6,080 at September 30, 2007 as a result of a decrease in accounts payable and accrued expenses of $4,220.

At June 30, 2008, we had $NIL revenue and have only had cumulative revenues totaling $11,900 since our inception in April 2006.

We posted losses of $(11,358) for the quarter ended June 30, 2008, compared to a net loss of $(2,893) for the quarter ended June 30, 2007. From inception to June 30, 2008, we have incurred losses of $(100,052). The principal components of losses were professional fees of $54,338, office and administrative expenses of $24,226 and marketing expenses of $18,959.

SAFE HARBOR

Not applicable.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4.

CONTROLS AND PROCEDURES

See Item 4T.

ITEM 4T.

CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

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

Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the current quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

None.

ITEM 1A.

RISK FACTORS

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There have not been any changes in our securities since filing our last Quarterly Report on Form 10-QSB for our quarter-ended March 31, 2008, as filed on May 20, 2008 and as Amended and filed July 03, 2008.

As previously reported, on February 9, 2007, our Registration Statement on Form SB-2 was declared effective, and on August 31, 2007, we completed a maximum offering of 940,000 common shares at a price of $0.10 per share.

As of the date of this Form 10-Q Quarterly Report, there are 4,440,000 shares of our common stock issued and outstanding of which 3,500,000 shares are held by our officers and directors.

The net proceeds from the offering were $94,000. The following table notes the use of proceeds for actual expenses incurred for our account from February 9, 2007 to June 30, 2008. This chart details the use of net offering proceeds from the offering of the securities.

Expenses	Amount of direct or indirect payments to	Amount of direct or indirect
	directors, officers, general partners, 10%	payments to others
	shareholders or affiliates of the Issuer

Legal and Accounting	0	$ 27,840
Inventory	0	20,091
Office Furniture, Equip & Supplies	0	4,871
Marketing & Travel	0	18,959
Retail Location	0	2,944
Website Dev., Hosting & Telecom	0	3,477

Miscellaneous Administration	0	11,818

Total	$ 0	$ 90,000

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

* Incorporated by reference to our Form SB-2 Registration Statement, file number 333-140322, filed on January 30, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of August 2008.

NORTHWEST CHARIOTS INCORPORATED

Date: August 14, 2008

By: /s/ Douglas Dewar

Name: Douglas Dewar

Title: President/Chief Executive Officer, principal executive officer

Date: August 14, 2008

By: /s/ Robert Doolan

Name: Robert Doolan

Title: Chief Financial Officer, principal financial officer and principal accounting officer