Form 10KSB
period 2008-09-30
NORTHWEST CHARIOTS INC
filed 2009-01-13
CIK 1385310

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB
(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2008

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

Registrant’s telephone number, including area code: (780) 691-1188

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

Net revenues for its most recent fiscal year: $17,900

Aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold as of November 30, 2008: $94,000

Number of common voting shares issued and outstanding as of November 30, 2008: 4,440,000 shares of common stock

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

Transitional Small Business Disclosure Format (Check one):
_________Yes ____X______No

	TABLE OF CONTENTS

		Page

PART I
Item 1.	Description of Business	4
Item 2.	Description of Property	7
Item 3.	Legal Proceedings	7
Item 4.	Submission of Matters to a Vote of Security Holders	7

PART II
Item 5.	Market For Registrant’s Common Equity and Related Stockholder Matters and Small	8
	Business Issuer Purchases of Equity Securities
Item 6.	Management’s Discussions and Analysis or Plan of Operation	9
Item 7.	Financial Statements and Supplementary Data	11
Item 8.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	12
Item 8A. Controls and Procedures		12
Item 8B. Other Information		13

PART III
Item 9.	Directors, Executive Officers, Promoters and Control Persons and Corporate Governance:	13
	Compliance with Section 16(a) of the Exchange Act
Item 10. Executive Compensation		15
Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder		16
	Matters
Item 12. Certain Relationships and Related Transactions and Director Independence		17
Item 13. Exhibits		17
Item 14. Principal Accountant Fees and Services		18
Signatures		19

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

Since incorporation, we have not been involved in any mergers, acquisitions or consolidations. We have never declared bankruptcy, been in receivership, or been involved in any legal action or proceedings.

Principal Products and Services

We intend to retail and make available for rental various types of electrically powered personal transporters. Some of these are:

  The electric bicycle. This is a two-wheel ‘three-way’ power pedal bicycle. The rider can pedal as a regular bicycle, choose pedal-assist with a mode switch on the handlebar, or choose full electric power with the grip handle speed control.
  The chariot. This unit has two wheels that are parallel with a pole in the middle. The user is able to stand on the platform above the wheels and lean forward, backwards or side to side and the transporter will respond accordingly, traveling upwards of 15 km per hour. With the latest advances in gyros, tilt sensors, and high performance motors these machines may become the most common means of transportation in densely populated centers and environmentally friendly communities.
  The quad. This unit has four wheels with a very stable platform and seat for the operator. Especially designed for seniors and those with disabilities, development has created transporters that are being used in expanded markets.
  Special Order. For specific applications and sports enthusiasts, appropriately modified units will be available by special order.

The Market

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

Internet marketing will constitute a portion of our focus. By having a presence on the Internet, we believe that costs will remain lower and cross-promotions will allow the name and service to reach a much wider audience than would otherwise be the case. We will model the website to show a fun and exciting way to enjoy life and a unique way to explore, commute, and save on parking.

As a start-up company, our competitive position within the industry is poor. The challenge before us is to build our business and establish it as a viable going concern.

Competition and Competitive Strategy

There are a number of retailers selling the same or similar products. In addition, there are a number of rental companies who are offering bicycles, while others are offering fossil fuel driven transporters. We have been unable to find any company that is currently offering environmentally-friendly transporters targeting corporate consumers or commuters living too far from their workplace to walk, but too close to drive an automobile.

We currently plan to use local suppliers in Edmonton and Calgary who have suitable product available on site. The advantage of dealing with a local supplier is the quick delivery time. With local suppliers, we are able to purchase the transporters as specific orders are received and no surplus inventory needs to be kept in stock. Unfortunately, this method also requires that we accept available models. Additionally, the cost of our products will be higher.

Suppliers in the United States are willing to supply units either singly or by volume purchase with a pick-up option for better pricing. We should be able to order according to customer specification and anticipate cost prices will be lower due to an increased selection of distributors.

The most cost effective method to purchase inventory is to import a container load of product direct from manufacturers in China. We plan to utilize these suppliers when we are generating enough sales to support an investment in large inventory volumes.

Dependence on One or a Few Major Customers

Since we are targeting both corporations and individual consumers, we are not dependent on one or a few major customers.

Patent, Trademark, License and Franchise Restrictions and Contractual Obligations and Concessions

There are no inherent factors or circumstances associated with this industry, or any of the products or services that we plan to provide that would give cause for any patent, trademark or license infringements or violations. We have not entered into any franchise agreements or other contracts that have given, or could give rise to obligations or concessions.

Governmental Controls and Approvals

With regard to both the retail and the customer service portions of our business, the major area for government control or need for government approval relates to business licensing. We will take all reasonable precautions to ensure that affiliated businesses working with us have the necessary business license(s) and are in good standing with local governing authorities.

All of the products being offered for sale will be purchased from reputable service providers and will carry the necessary government and industry standard approvals.

Existing or Probable Government Regulations

Other than the licensing requirements discussed above, there are no other types of government regulations existing, nor are we aware of any such regulations being contemplated, that adversely affect our ability to operate our business.

Research and Development Activities and Costs

We have not incurred any costs to date relating to research and development and have no plans to undertake any research and development activities within the next twelve months.

Compliance with Environmental Laws

There are no environmental laws that have been enacted that would affect our business, nor are we aware of any such laws being contemplated in the future that address issues specific to our business.

Employees

Our officers and directors are responsible for planning, developing and operational duties and will continue to do so throughout the early stages of our growth. We have not contracted or made any plans with any entities or persons to provide subcontract services. We have no intentions in hiring any employees until our business has been successfully launched and there is sufficient and reliable revenue from operations. Human resources planning will be part of an ongoing process that will include constant evaluation of operations and revenue realization. We do not expect to hire any employees during the next year on operations.

Risk Related to our Business

You should carefully consider the following risk factors and all other information contained herein as well as the information included in this Annual Report in evaluating our business and prospects. The risks and uncertainties described below are not the only ones we face. Additional unknown risks and uncertainties, or that we currently believe are immaterial, may also impair our business operations. If any of the following risks occur, our business and financial results could be harmed. You should refer to the other information contained in this Annual Report, including our financial statements and the related notes.

We Have a Limited Operating History.

We have a limited operating history. Our operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. No assurance can be given that we may be able to operate on a profitable basis.

We may Require Significant Additional Financing before our Products may be Marketed and Sold Successfully and Profitably and There is No Assurance that such Funds will be Available as, if and when Needed.

We have only raised $94,000, which was, along with our limited sales, sufficient to fund our operations for the last twelve (12) months. Our ability to purchase sufficient inventory and market our products and services to potential customers will be dependent upon our ability to raise significant additional financing. With recent events in worldwide capital markets there can be no assurance that we will be able to obtain financing on acceptable terms in light of factors such as the market demand for our securities, the state of financial markets generally and other relevant factors.

Inability Of Our Officers And Directors To Devote Sufficient Time To The Operation Of Our Business May Limit Our Success.

Presently, our officers and directors allocate only a portion of their time to the operation of our business. Should our business develop faster than anticipated, our officers may not be able to devote sufficient time to the operation of our business to ensure that it continues as a going concern. Even if our management’s lack of sufficient time is not fatal to our existence, it may result in our limited growth and success.

Unproven Profitably Due to Lack of Operating History Makes an Investment in Us an Investment in an Unproven Venture.

We were formed on April 4, 2006. Since our date of inception, we have not had significant revenues or operations and we have few assets. Due to our lack of operating history, the revenue and income potential of our business is unproven. If we cannot successfully implement our business strategies, we may not be able to generate sufficient revenues to operate profitably. Since our resources are very limited, insufficient revenues would result in termination of our operations, as we cannot fund unprofitable operations unless additional equity or debt financing is obtained.

Our Independent Auditors’ Report States that there is a Substantial Doubt that we will be able to Continue as a Going Concern.

Our independent auditors, Bateman & Co., Inc. P.C., state in their audit report, that since we have minimal business operations to date and losses to date of approximately $107,000, there is a substantial doubt that we will be able to continue as a going concern.

Our Management Currently Controls our Company and Thus You Will Most Likely Not be Able to Influence the Control of the Company Through Elections to the Board of Directors.

Our management, collectively, owns 78.83% of our total issued and outstanding shares of common stock. Therefore, our management will continue to retain control of us.

ITEM 2. DESCRIPTION OF PROPERTY.

We do not own or rent facilities of any kind. At present we are operating from our principal office that is located within the offices of our Secretary, Ms. Barbara Ceretzke, who provides this space free of charge. We will continue to use this space for our executive offices for the foreseeable future.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We have not yet held our annual shareholders’ meeting or submitted any matters to a vote of shareholders during the fiscal year to which this Annual Report pertains.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

Market for Common Equity and Related Stockholder Matters

(a) Market Information

Our shares of common stock, par value $0.001 per share, were appeared for quotation on the OTC Bulletin Board under the symbol “NWIO”. As of December 31, 2008, no trades for our stock have taken place on the OTC/BB

Fiscal Year Ended September 30, 2008

Quarter	September	December	March	June

High	--	--	--	--

Low	--	--	--	--

(b) Holders

As of December 31, 2008, there were approximately forty-three (43) holders of record of our common stock.

(c) Dividend Policy

We have never declared or paid dividends on our common stock. We intend to retain earnings, if any, to support the development of our business and therefore do not anticipate paying cash dividends for the foreseeable future. Payment of future dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including current financial condition, operating results and current and anticipated cash needs.

(d) Securities authorized for issuance under equity compensation plans

None.

RECENT SALES OF UNREGISTERED SECURITIES;

The following is a history of our sales of unregistered securities since our incorporation on April 4, 2006.

On April 4, 2006, Douglas Dewar, who is the founder of our company and a member of our Board, purchased by subscription 1,500,000 shares of common stock at a price of $0.01 per share for a total of $15,000.

Our other officer and directors, namely Mr. James Davies and Mr. Robert Doolan, each purchased 1,000,000 shares for a total of 2,000,000 shares of our company stock on September 25, 2006, in a private offering at a price of $0.01 per share for a total of $20,000.

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

USE OF PROCEEDS FROM REGISTERED SECURITIES

As previously reported, on February 9, 2007 our Registration Statement on Form SB-2 was declared effective, and on August 31, 2007, we completed a maximum offering of 940,000 common shares at a price of $0.10 per share. On August 5, 2008, we obtained regulatory approval to post our common shares for trading on the OTC/BB under the trading symbol “NWIO”.

All of the proceeds from our offering have been spent and have been used to fund our operations as described in the SB-2 offering document incorporated by reference herein.

As of the date of this Form 10-KSB Annual Report, there are 4,440,000 issued and outstanding shares of common stock of which 3,500,000 shares are held by our officers and directors.

DESCRIPTION OF SECURITIES

Common Stock

There are presently 4,440,000 common shares issued and outstanding.

Each record holder of common stock is entitled to one vote for each share held in all matters properly submitted to the stockholders for their vote. Cumulative voting for the election of directors is not permitted by the By-Laws of Chariots.

Holders of outstanding shares of common stock are entitled to such dividends as may be declared from time to time by the Board of Directors out of legally available funds; and, in the event of liquidation, dissolution or winding up of the affairs of Chariots, holders are entitled to receive, ratably, the net assets of Chariots available to stockholders. Holders of outstanding shares of common stock have no preemptive, conversion or redemptive rights. To the extent that additional shares of Chariots’ common stock are issued, the relative interest of the existing stockholders may be diluted.

Stock Purchase Warrants

None.

Stock Purchase Options

None.

ITEM 6. MANAGEMENT’S PLAN OF OPERATION.

We have generated only $17,900 in revenues from the sale of products since our inception. The following should be read jointly with the financial statements, related notes, and the cautionary statement regarding forward-looking statements, which appear elsewhere in this filing.

Plan of Operation for the Next Twelve (12) Months

The following discussion of our plan of operation, financial condition, results of operations, cash flows and changes in financial position should be read in conjunction with our most recent financial statements and notes appearing elsewhere in this Form 10-KSB annual report; our From 10-QSB filed on August 14, 2008, our 10-KSB/A filed July 3, 2008, our Form 10-QSB filed on May 20, 2008, our Form 10-QSB filed on February 27, 2008, and our Form 10-KSB annual report filed January 15, 2008.

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

We believe we have only sufficient cash resources to satisfy our needs to the end of December 2008. Our ability to satisfy cash requirements thereafter and the need for additional funding is dependent on our ability to generate revenue from our business in sufficient quantity and on a profitable basis. To the extent that we require additional funds to support our operations or the expansion of our business, we may attempt to sell additional equity shares or issue debt. Any sale of additional equity securities will result in dilution to our stockholders. Should we require additional cash in the future, there can be no assurance that we will be successful in raising additional debt or equity financing on terms acceptable to us, if at all.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Full Fiscal Years

At September 30, 2008, we had working capital of $14,999, compared to working capital of $90,400 at September 30, 2007. At September 30, 2008 our total assets consisted of cash of $4,769, inventory or $11,119 and capital assets of $6,206. This compares with our total assets at September 30, 2007, consisted of cash of $96,480.

At September 30, 2008, our total current liabilities decreased to $889 from $6,080 at September 30, 2007.

We recognized $17,900 in revenue from the sale and rental of personal transporters for the year ended September 30, 2008. Cost of goods sold for the year ended September 30, 2008 were $9,500, resulting in a profit of $8,400. This compares with nil revenues during the year ended September 30, 2007.

We have recognized a total of $17,900 in revenue since inception. Our short and long term survival is dependent on funding from increased sales and rentals of personal transporters as necessary or from shareholder loans.

Result of Operations

For the year ended September 30, 2008, operating expenses were $76,038 compared to $39,702 for the year end September 30, 2007. The increase of $36,336 was due to an increase in our operational activities over the prior period. Operating expenses to the year end September 30, 2008, consisted of professional fees of $28,738, marketing costs of $18,959, office and administration costs of $18,413, rent of $7,786 and depreciation and amortization totaling $2,142. This compares with expenses to the year end September 30, 2007, consisting of professional fees of $31,462 and office and administration costs of $8,240.

We recognized a loss of $717 on foreign exchange for the year ended September 30, 2008 compared with a gain of $2,853 on foreign exchange for the year end September 30, 2007.

We posted a net loss of $68,355 for the year ended September 30, 2008, compared to a net loss of $36,849 for the year ended September 30, 2007. From inception to September 30, 2008 we have incurred a net loss of $106,955. The principal components of losses were professional fees of $60,200, office and administration expenses of $26,699, marketing costs of $18,959, cost of goods sold of $9,500, rental costs of $7,786, organizational costs of $1,705, and depreciation and amortization of $2,142.

As of November 15, 2008, our net cash balance is approximately $5,512. We do not have any lending arrangements in place with banking or financial institutions and we do not anticipate that we will be able to secure these funding arrangements in the near future.

We believe our existing cash balances are only sufficient to carry our normal operations for the three (3) months ending December 31, 2008. To the extent that we require additional funds to support our operations or the expansion of our business, we may attempt to sell additional equity shares or issue debt. Any sale of additional equity securities will result in dilution to our stockholders. With the turmoil in recent events in worldwide capital markets, there can be no assurance that additional financing, if required, will be available to us or, if available to us, on acceptable terms.

We believe our market risk exposures arise primarily from exposures to fluctuations in interest rates and exchange rates. We presently only transact business in Canadian and United States Dollars. We believe that the exchange rate risk surrounding our future transactions will not materially or adversely affect our future earnings. We do not use derivative financial instruments to manage risks or for speculative or trading purposes.

Off Balance Sheet Arrangements.

None.

ITEM 7. FINANCIAL STATEMENTS.

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

NORTHWEST CHARIOTS INCORPORATED

     (A Development Stage Company) INDEX TO FINANCIAL STATEMENTS

with

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

SEPTEMBER 30, 2008

Page
Report of Independent Registered Public Accounting Firm	F-2
Financial Statements:
Balance Sheets	F-3
Statements of Operations	F-4
Statements of Stockholders’ Equity	F-5
Statements of Cash Flows	F-6
Notes to Financial Statements	F-7 to F-10

Bateman & Co., Inc., P.C. Certified Public Accountants

19 Briar Hollow Lane, Suite 115 Houston, Texas 77027 (713) 552-9800 FAX (713) 552-9700 www.batemanhouston.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders Of Northwest Chariots Incorporated

We have audited the accompanying balance sheets of Northwest Chariots Incorporated, (a Nevada corporation and a development stage enterprise) as of September 30, 2008 and 2007, and the related statements of operations, stockholders’ equity, and cash flows for each of the years ended September 30, 2008 and 2007, and for the period from inception, April 4, 2006, through September 30, 2008. Northwest Chariots Incorporated’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Northwest Chariots Incorporated (a development stage enterprise) as of September 30, 2008 and 2007, and the results of its operations and its cash flows for each of the years ended September 30, 2008 and 2007, and for the period from inception, April 4, 2006, through September 30, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has had only minimal business operations to date, has suffered losses from development stage activities to date approximating $107,000, and has only approximately $15,000 in working capital, all of which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Bateman & Co., Inc., P.C. BATEMAN & CO., INC., P.C.

Houston, Texas December 26, 2008

NORTHWEST CHARIOTS INCORPORATED

(A Development Stage Company)

BALANCE SHEETS

	September 30,	September 30,
	2008	2007

ASSETS
Current Assets
Cash	$ 4,769	$ 96,480
Inventory, at cost	11,119	-

Total Current Assets	15,888	96,480
Property and Equipment
Equipment, net of accumulated depreciation of $1,176	3,695	-
Other Assets
Website Development Costs, net of amortization of $966	2,511	-

Total Assets	$ 22,094	$ 96,480

LIABILITIES
Current Liabilities:
Accounts payable and accrued expenses	$ 889	$ 6,080

Total Current Liabilities	889	6,080

STOCKHOLDERS’ EQUITY
Capital Stock
Authorized:
75,000,000 common shares, par value $0.001 per share
Issued and outstanding:
4,440,000 common shares at September 30, 2008 and
September 30, 2007, respectively	4,440	4,440
Additional paid-in capital	124,560	124,560
Deficit Accumulated During the Development Stage	(106,955)	(38,600)
Accumulated Comprehensive Income (Loss)	(840)	-

Total Stockholders’ Equity	21,205	90,400

Total Liabilities and Stockholders’ Equity	$ 22,094	$ 96,480

The accompanying notes are an integral part of these statements.

NORTHWEST CHARIOTS INCORPORATED
	(A Development Stage Company)

	STATEMENTS OF OPERATIONS

			Cumulative April 4,
	Year ended	Year ended	2006 (Inception)
	September 30,	September 30,	Through
	2008	2007	September 30, 2008

Sales and Rental Revenues	$ 17,900	$ -	$ 17,900

Cost of Sales	9,500	-	9,500

Gross Profit	8,400	-	8,400

Expenses
Depreciation and amortization	2,142	-	2,142
Marketing	18,959	-	18,959
Office and administration	18,413	8,240	26,699
Organizational costs	-	-	1,705
Professional fees	28,738	31,462	60,200
Rent	7,786	-	7,786

Total Expenses	76,038	39,702	117,491

(Loss) from Operations	(67,638)	(39,702)	(109,091)

Other Income (Expense)
Gain (Loss) on foreign
exchange	(717)	2,853	2,136

Net (Loss)	$ (68,355)	$ (36,849)	$ (106,955)

Basic And Diluted Loss Per
Share	$ (0.02)	$ (0.01)

Weighted Average Number Of
Shares Outstanding	4,440,000	3,530,904

The accompanying notes are an integral part of these statements.

NORTHWEST CHARIOTS INCORPORATED
(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ EQUITY

					DEFICIT
	CAPITAL STOCK				ACCUMULATED	ACCUMULATED

				ADDITIONAL	DURING THE	OTHER COMPRE-
				PAID-IN	DEVELOPMENT	HENSIVE
	SHARES	AMOUNT		CAPITAL	STAGE	INCOME (LOSS)	TOTAL

Inception,
April 4, 2006 – Shares
issued for cash at $0.01	1,500,000	$ 1,500		$ 13,500	$ -	$ -	$ 15,000

September 25, 2006 –
Shares issued for cash	2,000,000		2,000	18,000	-	-	20,000
at $0.01

Net loss for the period		-	-	-	(1,751)	-	(1,751)
ended September 30,
2006

Balances,
September 30, 2006	3,500,000		3,500	31,500	(1,751)	-	33,249

September 18, 2007 –
Shares issued for cash	940,000		940	93,060	-	-	94,000
at $0.10

Net Loss for the year
ended September 30,	-		-	-	(36,849)	-	(36,849)
2007

Balances,

September 30, 2007	4,440,000		4,440	124,560	(38,600)	-	90,400

Net Loss for the year
ended September 30,	-		-	-	(68,355)	-	(68,355)
2008

Change in other
comprehensive income	-		-	-	-	(840)	(840)
- Foreign currency
translation adjustment

Total comprehensive
income (loss) (Memo							(69,195)
total)

Balances
September 30, 2008	4,440,000	$ 4,440		$ 124,560	$ (106,955)	$ (840)	$ 21,205

	The accompanying notes are an integral part of these statements.

NORTHWEST CHARIOTS INCORPORATED

(A Development Stage Company) STATEMENTS OF CASH FLOWS

			Cumulative April 04,
	Year ended	Year ended	2006 (Inception)
	September 30,	September 30	Through
	2008	2007	September 30, 2008

Cash Flows from Operating Activities:
Net (loss)	$ (68,355)	$ (36,849)	$ (106,955)

Adjustments to Reconcile Net Loss to Net
Cash Used by Operating Activities:
Depreciation and amortization	2,142	-	2,142
Changes in current assets and liabilities
Inventory	(11,119)	-	(11,119)
Accounts payable and accrued liabilities	(5,191)	4,375	889

Net Cash Flows (Used In)
Operating Activities	(82,523)	(32,474)	(115,043)

Cash Flows from Investing Activities:
Additions to equipment	(4,871)	-	(4,871)
Increase in website development costs	(3,477)	-	(3,477)

Net Cash (Used In) Investing
Activities	(8,348)	-	(8,348)

Cash Flows From Financing Activity:
Sale of common shares	-	94,000	129,000

Net Cash Flows (Used In)
Provided by Financing Activities	-	94,000	129,000

Net Cash Flows	(90,871)	61,526	5,609
Foreign currency translation adjustment	(840)	-	(840)

Cash, Beginning Of Period	96,480	34,954	-

Cash, End Of Period	$ 4,769	$ 96,480	$ 4,769

Supplemental Disclosure Of Cash Flow
Information
Cash paid for:
Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these statements.

NORTHWEST CHARIOTS INCORPORATED

(A Development Stage Company) NOTES TO FINANCIAL STATEMENTS SEPTEMBER 30, 2008 AND 2007

1.	NATURE AND CONTINUANCE OF OPERATIONS

	a)	Organization

Northwest Chariots Incorporated (referred to herein as “we”, “us”, “our” and similar terms) was incorporated in the State of Nevada, United States of America, on April 04, 2006. Our year-end is September 30th.

	b)	Development Stage Activities

We are in the development stage and have only realized minimal revenue from our planned operations. Our business plan is to develop a retail sales and rental business for electrically powered human transporters. We are planning to promote our transporters to large corporations throughout Western Canada.

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

c)	Inventories

Inventories are stated at the lower of cost or market, with cost being determined using the first-in first-out method. Inventories consist of purchased goods held for resale.

One of the vehicles in inventory was sold after September 30, 2008 for $6,000.

NORTHWEST CHARIOTS INCORPORATED

(A Development Stage Company) NOTES TO FINANCIAL STATEMENTS SEPTEMBER 30, 2008 AND 2007

d)	Property and Equipment

Property and equipment is stated at cost, and is depreciated over estimated useful lives using primarily the straight line method for financial reporting purposes. Useful lives range from 3 to 5 years. We evaluate equipment at least annually for impairment.

e)	Website Development Costs

Website development costs are stated at identifiable costs in accordance with SFAS 142, and are being amortized ratably over an estimated beneficial useful life of three years. Costs of maintaining the website are expensed as incurred.

f)	Advertising

Advertising costs are expensed as in accordance with SOP 93-7.

g)	Basic and Diluted Loss Per Share

In accordance with SFAS No. 128 – “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At September 30, 2008, we had no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

h)	Estimated Fair Value of Financial Instruments

The carrying value of our financial instruments, consisting of cash, accounts payable and accrued liabilities approximate their fair value due to the short-term maturity of such instruments. Unless otherwise noted, it is management’s opinion that we are not exposed to significant interest, currency or credit risks arising from these financial statements.

i)	Revenue Recognition

It is our policy that revenues will be recognized in accordance with SEC Staff Accounting Bulletin (SAB) No. 104, "Revenue Recognition." Under SAB 104, product revenues (or service revenues) are recognized when persuasive evidence of an arrangement exists, delivery has occurred (or service has been performed), the sales price is fixed and determinable and collectibility is reasonably assured. During the year ended September 30, 2008, we earned $6,000 in rental revenues from the temporary and incidental rental of vehicles in inventory.

j)	Currency

Our functional currency is the United States Dollar. Realized gain or loss on foreign currency transactions are reflected in the income statement.

k)	Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

l)	Cash and Cash Equivalents

We consider all highly liquid debt instruments with an original maturity of three (3) months or less to be cash equivalents.

m)	Concentrations

NORTHWEST CHARIOTS INCORPORATED

(A Development Stage Company) NOTES TO FINANCIAL STATEMENTS SEPTEMBER 30, 2008 AND 2007

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents. At September 30, 2008, we had $2,361 U.S. funds in deposit in a business bank account and U.S. equivalent of $2,408 in Canadian funds in a business account which are not insured by agencies of the U.S. Government.

n)	Recent Accounting Pronouncements

There were various accounting standards and interpretations issued in 2008 and 2007, none of which are expected to have a material impact on our financial position, operations or cash flows.

o)	Other

We consist of one (1) reportable business segment. We paid no dividends during the periods presented.

3.	BASIS OF PRESENTATION – GOING CONCERN

Our accompanying financial statements have been prepared in conformity with GAAP, which contemplates our continuation as a going concern. However, we have minimal business operations to date. In addition, at September 30, 2008, we had incurred losses approximating $107,000, and have only approximately $15,000 in working capital. These matters raise substantial doubt about our ability to continue as going concern. In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon our ability to meet our financing requirements, raise additional capital, and the success of our future operations. There is no assurance that future capital raising plans will be successful in obtaining sufficient funds to assure our eventual profitability. While management believes that actions planned and presently being taken to revise our operating and financial requirements provide the opportunity for us to continue as a going concern, there is no assurance the actions will be successful. In addition, recent events in worldwide capital markets may make it more difficult for us to raise additional equity or debt capital.

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

We are subject to US and Canadian income taxes. To date, we have accumulated losses of approximately $107,000, and therefore have paid no income tax. We expect tax rates in both the US and Canada to be approximately 34%. Substantially all operations to date have been in Canada.

Deferred income taxes arise from temporary timing differences in the recognition of income and expenses for financial reporting and tax purposes. Our deferred tax assets consist entirely of the benefit from net operating loss (“NOL”) carry-forwards. The NOL carry-forwards expire in 2028. Our deferred tax assets are offset by a

NORTHWEST CHARIOTS INCORPORATED

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2008 AND 2007

valuation allowance due to the uncertainty of the realization of the NOL carry-forwards. NOL carry-forwards may be further limited by a change our ownership and other provisions of the tax laws.

The provision for refundable Federal income tax, using an effective tax rate of thirty-four percent (34%), consists of the following:

	Year Ended	Year Ended
	September 30,	September 30,
	2008	2007

Refundable Federal income tax attributable to:
Current operations	$(23,241)	$(12,529)
Change in deferred tax valuation allowance	23,241	12,529

Net refundable amount		- -

The cumulative tax effect at the expected rate of thirty-four percent (34%) of significant items comprising our net deferred tax amount is as follows:

	September 30,	September 30,
	2008	2007

Deferred tax asset attributable to:
Net operating loss carryover	$36,365	$13,124
Less, Valuation allowance	(36,365)	(13,124)

Net deferred tax asset	-	-

At September 30, 2008, we had an unused NOL carryover approximating $106,955 that is available to offset future taxable income; it expires beginning in 2026.

6. RELATED PARTY TRANSACTIONS

The President and Secretary performed services on our behalf without compensation during the period ended September 30, 2008. No provision for these costs has been provided since it has been determined that they are immaterial.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None. ITEM 8A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of August 15, 2008. Based on that evaluation, the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of August 15, 2008.

ITEM 8(A)T. INTERNAL CONTROLS AND PROCEDURES

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934 Rule 13a-15(f). Our Chief Financial Officer conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO Framework").

Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of August 15, 2008.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report on internal control in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the last fiscal quarter covered by this report that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND
CORPORATE GOVERNANCE: COMPLIANCE WITH SECTION 16A OF THE
EXCHANGE ACT

On September 8, 2008, Mr. Robert Doolan resigned as a member of the Board of Directors of Northwest Chariots, Inc., and as its Secretary and Treasurer. On September 8, 2008, the Board of Directors named Ms. Barbara Certzeke to fill the vacancy on the Board caused by Mr. Doolan’s resignation and also appointed Ms. Certzeke as the Company’s Secretary and Treasurer.

On September 15, 2008, Mr. James Davies resigned as a member of the Board of Directors of Northwest Chariots, Inc. On September 15, 2008, the Board of Directors named Ms. Sharon Dusza to fill the vacancy on the Board caused by Mr. Davies’ resignation.

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

Name	Age	Offices Held

Douglas Dewar	58	Director, President
Barbara Ceretzke	55	Director, Secretary, Treasurer
Sharon Dusza	33	Director

Mr. Douglas Dewar - President, Member of the Board

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

Mr. Dewar is not an officer or director of any other reporting company that files annual, quarterly, or periodic reports with the United States Securities and Exchange Commission.

Ms. Barbara Ceretzke ,- Secretary/Treasurer, Member of the Board

Ms. Barbara Ceretzke has served on the Board and as our Secretary/Treasurer since September 8, 2008. The term of her office is for two (2) years and is thereafter renewable on an annual basis.

At present Ms. Ceretzke is retired. Prior to her retirement in June 2008, Ms. Ceretzke was a self employed bus driver for the Strathcona Christian Academy in Sherwood Park, Alberta, Canada. She had been self employed as a bus driver since September 2004.

Prior to becoming a bus driver, Ms. Ceretzke was self employed as a full time private caregiver to an elderly couple in Sherwood Park, Alberta, Canada from September 1992 through April 2004. Ms. Ceretzke's duties included personal health care, social needs, meal planning and cooking sensitive to a diabetic diet and other special nutritional needs as well as serving and assisted feeding. Ms. Ceretzke also coordinated the service of other health care staff.

Ms. Barbara Ceretzke has served on the Board of Directors of Homassist Corporation from September 2004 through April 2006.

Ms. Ceretzke is not an officer or director of any other reporting company that files annual, quarterly, or periodic reports with the United States Securities and Exchange Commission.

Ms. Sharon Dusza - Member of the Board,

Ms. Sharon Dusza has served on our Board since September 15, 2008. The term of her office is for two (2) years and is thereafter renewable on an annual basis.

At present Ms. Dusza is taking a maternity leave of absence from Argus Machine, of Edmonton, Alberta, where she has been employed since April 2007. The company is a supplier to the oil industry in Alberta. As a ‘rack hand’, Ms. Dusza’s duties include equipment and shop maintenance, shipping/receiving and production. From September 2005 to March 2007, Ms. Dusza worked as a ‘blade processor’ for Black Cat Blades of Edmonton, Alberta, a supplier to the logging industry in Northern Alberta, British Columbia and the Northwest Territories. From January 2003 to August 2005, Ms. Dusza worked for Clareco Industries, a supplier of machined and custom building products for both domestic and foreign markets.

Ms. Dusza is not an officer or director of any other reporting company that files annual, quarterly, or periodic reports with the United States Securities and Exchange Commission.

Significant Employees

We have no employees at this time.

Family Relationships

None

Involvement In Certain Legal Proceedings

None.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities and Exchange Act of 1934 requires any person who is a director or executive officer or who beneficially holds more than ten percent (10%) of any class of our securities which have been registered with the Securities and Exchange Commission, to file reports of initial ownership and changes in ownership with the Securities and Exchange Commission. These persons are also required under the regulations of the Securities and Exchange Commission to furnish us with copies of all Section 16(a) reports they file.

To our knowledge, based solely on our review of the copies of the Section 16(a) reports furnished to us and a review of our shareholders of record for the fiscal year ended September 30, 2008, there were no filing delinquencies.

Code of Ethics

We have not yet prepared a written code of ethics and employment standards. We have only recently commenced operations. We expect to implement a Code of Ethics during the current fiscal year.

Corporate Governance; Audit Committee Financial Expert

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

ITEM 10. EXECUTIVE COMPENSATION.

Our executive officers have not received any compensation since the date of our incorporation, and we did not accrue any compensation. There are no securities authorized for issuance under any equity compensation plan, or any options, warrants, or rights to purchase our common stock.

Compensation of Directors

We do not compensate our directors for their time spent on our behalf, but they are entitled to receive reimbursement for all out of pocket expenses incurred for attendance at our Board of Directors meetings.

Pension and Retirement Plans

Currently, we do not offer any annuity, pension or retirement benefits to be paid to any of our officers, directors or employees, in the event of retirement. There are also no compensatory plans or arrangements with respect to any individual named above which results or will result from the resignation, retirement or any other termination of employment with us, or from a change in our control.

Employment Agreements

We do not have written employment agreements.

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

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

There are no securities authorized for issuance under any equity compensation plan, or any options, warrants, or rights to purchase our common stock

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information, as of September 30, 2008 with respect to any person (including any “group”, as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) who is known us to be the beneficial owner of more than five (5) percent of any class of our voting securities, and as to those shares of our equity securities beneficially owned by each of our directors, our executive officers and all of our directors and executive officers and all of our directors and executive officers as a group. Unless otherwise specified in the table below, such information, other than information with respect to our directors and officers, is based on a review of statements filed, with the Securities and Exchange commission (the “Commission”) pursuant to Sections 13 (d), 13 (f), and 13 (g) of the Exchange Act with respect to our common stock. As of September 30, 2008, there were 4,440,000 shares of our common stock outstanding.

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

The table also shows the number of shares beneficially owned as of September 30, 2008 by each of the individual directors and executive officers and by all directors and executive officers as a group.

Title of		Amount and Nature of	Percent
Class	Name and Address of Beneficial Owner	Beneficial Ownership	of Class[1]

Common	Douglas Dewar
Director, President
	240, 222 Baseline Road, #209	1,500,000	33.78%
Sherwood Park, AB, T8H 1S8

Common	Barbara Ceretzke
Secretary/Treasurer, Director,
	4430 – 33 Street	2,000,000	45.05%
Edmonton, Alberta, T6T 1E9

-	Sharon Dusza
Director
	8019 - 15 A Avenue	-	-
Edmonton, Alberta, T6K 4E3

Common	Significant shareholders, directors and officers as a group
	(3)	3,500,000	78.83%

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Audit Related Fees.

The aggregate fees billed by our auditors, for audit and audit related fees during the year ended September 30, 2008, was $14,260, and $11,875 for the year ended September 30, 2007.

Tax Fees.

We incurred nil fees to auditors for tax compliance, tax advice or tax compliance services during the fiscal year ended September 30, 2008 and 2007.

All Other Fees.

We did not incur any other fees billed by auditors for services rendered to us other than the services covered in "Audit Fees" for the fiscal years ended September 30, 2008 and 2007.

The Board has considered whether the provision of non-audit services is compatible with maintaining the principal accountant's independence.

Since there is no audit committee, there are no audit committee pre-approval policies and procedures.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 9th day of January, 2009.

NORTHWEST CHARIOTS INCORPORATED

Date: January 9, 2009

By: /s/ Douglas Dewar

Name: Douglas Dewar

Title: President/Chief Executive Officer, principal executive officer

Date: January 9, 2009

By: /s/ Barbara Ceretzke

Name: Barbara Ceretzke

Title: Chief Financial Officer, principal financial officer and principal accounting officer