Form 10-Q
period 2008-12-31
NORTHWEST CHARIOTS INC
filed 2009-02-17
CIK 1385310

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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

Accelerated filer [ ] Smaller reporting company [X]

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Number of shares outstanding of the registrant’s class of common stock as of January 31, 2009: 4,440,000 shares

		NORTHWEST CHARIOTS INCORPORATED
		INDEX TO THE FORM 10-Q
		For the quarterly period ended December 31, 2008
			PAGE

PART I	FINANCIAL INFORMATION		F-1
	ITEM 1.	FINANCIAL STATEMENTS (unaudited)	F-1
		Balance Sheets	F-2
		Interim Statements of Operations and Deficit	F-3
		Interim Statement of Stockholders’ Equity and Other Comprehensive Income	F-4
		Interim Statements of Cash Flows	F-5
		Notes to the Interim Financial Statements	F-6 to F7
	ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL	8
		CONDITION AND RESULTS OF OPERATIONS
	ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT	9
		MARKET RISK
	ITEM 4.	CONTROLS AND PROCEDURES	9
	ITEM 4T.	CONTROLS AND PROCEDURES	9
PART II	OTHER INFORMATION		10
	ITEM 1.	LEGAL PROCEEDINGS	10
	ITEM 1A.	RISK FACTORS
	ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF	10
		PROCEEDS
	ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	10
	ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	10
	ITEM 5.	OTHER INFORMATION	10
	ITEM 6.	EXHIBITS	10
		SIGNATURES

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

NORTHWEST CHARIOTS INCORPORATED (A Development Stage Company) INDEX TO INTERIM FINANCIAL STATEMENTS

December 31, 2008

Page
Interim Financial Statements:
Balance Sheets	F-2
Interim Statements of Operations	F-3
Interim Statements of Stockholders’ Equity and Other Comprehensive Income	F-4
Interim Statement of Cash Flows	F-5
Notes to Interim Financial Statements	F-6 to F-7

NORTHWEST CHARIOTS INCORPORATED
(A Development Stage Company)

BALANCE SHEETS

	December 31,	September 30,
	2008	2008
	(Unaudited)	(Audited)

ASSETS

Current Assets
Cash	$ 4,477	$ 4,769
Inventory, at cost	5,560	11,119

Total Current Assets	10,037	15,888

Property and Equipment
Equipment, net of accumulated depreciation of $1,529 and $1,176	3,342	3,695
Other Assets
Website Development Costs, net of amortization of $1,255 and	2,221	2,511
$966

Total Assets	$ 15,600	$ 22,094

LIABILITIES

Current Liabilities:
Accounts payable and accrued expenses	$ 1,905	$ 889

Total Current Liabilities	1,905	889

STOCKHOLDERS’ EQUITY

Capital Stock
Authorized:
75,000,000 common shares, par value $0.001 per share
Issued and outstanding:
4,440,000 common shares at December 31, 2008 and
September 30, 2008, respectively	4,440	4,440

Additional paid-in capital	124,560	124,560

Deficit Accumulated During the Development Stage	(114,168)	(106,955)
Accumulated Comprehensive Income (Loss)	(1,137)	(840)

Total Stockholders’ Equity	13,695	21,205

Total Liabilities and Stockholders’ Equity	$ 15,600	$ 22,094

The accompanying notes are an integral part of these statements.

	NORTHWEST CHARIOTS INCORPORATED
		(A Development Stage Company)
	INTERIM STATEMENTS OF OPERATIONS
	(Unaudited)
	Three-month	Three-month	Cumulative April 4,
	period ended	period ended	2006 (Inception)
	December 31,	December 31,	Through
	2008	2007	December 31, 2008

Sales and Rental Revenues	$ 6,000	$ -	$ 23,900

Cost of Sales	5,560	-	15,060

Gross Profit	440	-	8,840

Expenses
Depreciation and amortization	643	214	2,785
Marketing	-	9,354	18,959
Office and administration	1,186	5,830	27,885
Organizational costs	-	-	1,705
Professional fees	5,855	6,229	66,055
Rent	-	-	7,786

Total Expenses	7,684	21,627	125,175

(Loss) from Operations	(7,244)	` (21,627)	(116,335)
Other Income (Expense)
Gain (Loss) on foreign
exchange	31	(554)	2,167

Income (loss) before taxes	(7,213)	(22,181)	(114,168)
Provision (credit) for income taxes	-	-	-

Net (Loss)	$ (7,213)	$ (22,181)	$ (114,168)

Basic And Diluted Loss Per
Share	$ Nil	$ (0.01)

Weighted Average Number Of
Shares Outstanding	4,440,000	4,440,000

The accompanying notes are an integral part of these statements.

NORTHWEST CHARIOTS INCORPORATED (A Development Stage Company)

INTERIM STATEMENT OF STOCKHOLDERS’ EQUITY AND OTHER COMPREHENSIVE INCOME (Unaudited)

	CAPITAL STOCK			DEFICIT
				ACCUMULATED	ACCUMULATED

			ADDITIONAL	DURING THE	OTHER COMPRE-
			PAID-IN	DEVELOPMENT	HENSIVE
	SHARES	AMOUNT	CAPITAL	STAGE	INCOME (LOSS)	TOTAL

Inception,
April 4, 2006 – Shares
issued for cash at $0.01	1,500,000	$ 1,500	$ 13,500	$ -	$ -	$ 15,000
September 25, 2006 –
Shares issued for cash at	2,000,000	2,000	18,000	-	-	20,000
$0.01
Net loss for the period
ended September 30, 2006		- -	-	(1,751)	-	(1,751)

Balances,
September 30, 2006	3,500,000	3,500	31,500	(1,751)	-	33,249

September 18, 2007 –
Shares issued for cash at	940,000	940	93,060	-	-	94,000
$0.10
Net Loss for the year ended
September 30, 2007	-	-	-	(36,849)	-	(36,849)

Balances,
September 30, 2007	4,440,000	4,440	124,560	(38,600)	-	90,400

Net Loss for the year ended
September 30, 2008	-	-	-	(68,355)	-	(68,355)
Change in other
comprehensive income -
Foreign currency translation	-	-	-	-	(840)	(840)
adjustment

Total comprehensive
income (loss) (Memo total)						(69,195)

Balances
September 30, 2008	4,440,000	4,440	124,560	(106,955)	(840)	21,205

Net Loss for the period
ended December 31, 2008	-	-	-	(7,213)	-	(7,213)
Change in other
comprehensive income -
Foreign currency translation	-	-	-	-	(297)	(297)
adjustment

Total comprehensive
income (loss) (Memo total)						(7,510)

Balances
December 31, 2008	4,440,000	$ 4,440	$ 124,560	$ (114,168)	$ (1,137)	$ 13,695

The accompanying notes are an integral part of these statements.

NORTHWEST CHARIOTS INCORPORATED
(A Development Stage Company)

INTERIM STATEMENTS OF CASH FLOWS

(Unaudited)

			Cumulative April 04,
	Period ended	Period ended	2006 (Inception)
	December 31,	December 31,	Through
	2008	2007	December 31, 2008

Cash Flows from Operating Activities:
Net (loss)	$ (7,213)	$ (22,181)	$ (114,168)

Adjustments to Reconcile Net Loss to Net
Cash Used by Operating Activities:
Depreciation and amortization	643	215	2,785
Changes in current assets and liabilities
Inventory	5,559	(9,500)	(5,560)
Prepaid Expenses	-	(3,375)	-
Accounts payable and accrued liabilities	1,016	(3,355)	1,906

Net Cash Flows From Operating
Activities	5	(38,196)	(115,037)

Cash Flows from Investing Activities:
Additions to equipment	-	(4,872)	(4,872)
Increase in website development costs	-	(3,477)	(3,477)

Net Cash Flows From Investing
Activities	-	(8,349)	(8,349)

Cash Flows From Financing Activity:
Sale of common shares	-	-	129,000

Net Cash Flows From Financing
Activities	-	-	129,000

Net Cash Flows	5	(46,545)	5,614
Foreign currency translation adjustment	(297)	-	(1,137)

Cash, Beginning Of Period	4,769	96,480	-

Cash, End Of Period	$ 4,477	$ 49,935	$ 4,477

Supplemental Disclosure Of Cash Flow
Information
Cash paid for:
Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these statements.

NORTHWEST CHARIOTS INCORPORATED (A Development Stage Company) NOTES TO INTERIM FINANCIAL STATEMENTS

December 31, 2008

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

NOTE 2 CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at December 31, 2008, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s September 30, 2008 audited financial statements. The results of operations for the periods ended December 31, 2008 and 2007 are not necessarily indicative of the operating results for the full years.

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

NOTE 4 INCOME TAXES

We are subject to US and Canadian income taxes. To date, we have accumulated losses of approximately $114,000, and therefore have paid no income tax. We expect tax rates in both the US and Canada to be approximately 34%. Substantially all operations to date have been in Canada.

NORTHWEST CHARIOTS INCORPORATED (A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

December 31, 2008

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

The provision for refundable Federal income tax, using an effective tax rate of thirty-four percent (34%), consists of the following:

		Three-month
	Year Ended	Period Ended
	September 30,	December 31,
	2008	2007

Refundable Federal income tax attributable
to:
Current operations	$(23,241)	$(2,452)
Change in deferred tax valuation allowance	23,241	2,452

Net refundable amount	-	-

The cumulative tax effect at the expected rate of thirty-four percent (34%) of significant items comprising our net deferred tax amount is as follows:

	Year-Ended	Three-month
	September 30,	Period Ended
	2008	December 31, 2008

Deferred tax asset attributable to:
Net operating loss carryover	$36,365	$38,817
Less, Valuation allowance	(36,365)	38,817)

Net deferred tax asset	-	-

At December 31, 2008, we had an unused NOL carryover approximating $114,168 that is available to offset future taxable income; it expires beginning in 2026.

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

Management's Discussion and Analysis of Financial Condition and Results of Operations

Full Fiscal Years

Over the last two (2) years, we have continued to build a business which focuses on the rental and retail sales of electrically powered human transporters. Human transporters are individually manned scooters where the individual commuter propels himself or herself to his or her chosen destination. These transportation devices take up less space when parked and allow for greater mobility as they are well designed for use in congested areas.

With the continuing rising costs for petroleum-based fuel contrasted against the use of electricity as an energy source and the already proven acceptance of these transporter products, we believe that we can fill a need by providing personal human transporter products to the metropolitan areas market.

We believe our existing cash balances are not sufficient to carry our normal operations past the next three (3) months. Our short and long-term survival is dependent on funding from sales of securities as necessary or from shareholder loans, and thus, to the extent that we require additional funds to support our operations or the expansion of our business, we may attempt to sell additional equity shares or issue debt. Any sale of additional equity securities will result in dilution to our stockholders. There can be no assurance that additional financing, if required, will be available to us or on acceptable terms.

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

Interim Periods

Material Changes in Financial Condition and Results of Operations

We recognized revenues of $6,000 from the sale and/or rental of transporter products during the three months ending December 31, 2008. This compares with $NIL revenues during the three months ended December 31, 2007. We had cumulative revenues totaling $23,900 since our inception in April 2006.

For the three months ended December 31, 2008, operating expenses were $7,684 compared to $21,627 during the three months ended December 31, 2007. The decrease was due to an increase in revenue and decrease in our operational activities over the prior period.

Operating expenses during the three months ended December 31, 2008 consisted of professional fees of $5,855, office and administration expenses of $1,186 and depreciation and amortization costs of $643, compared to marketing costs of $9,354, professional fees of $6,229, office and administration cost of $5,830 and depreciation and amortization costs of $214 for the quarter ended December 31, 2007.

We posted losses of $(7,213) for the quarter ended December 31, 2008, compared to a net loss of $(22,181) for the quarter ended December 31, 2007. From inception to December 31, 2008, we have incurred losses of $(114,168). The principal components of losses were professional fees of $66,055, office and administrative expenses of $27,885, marketing expenses of $18,959, rent of $7,786, amortization of $2,785 and organizational costs of $1,705.

At December 31, 2008, we had working capital of $8,132, compared to working capital of $14,999 at September 30, 2008. At December 31, 2008 our total assets of $15,600, consisted of cash of $4,477, inventory at cost of $5,560, property and equipment of $3,342 and other assets (website development) of $2,221. This compares with total assets of $22,094 at September 30, 2008 consisting of cash of $4,769, inventory at cost of $11,119, property and equipment of $3,695 and other assets (website development) of $2,511.

At December 30, 2008, our total current liabilities increased to $1,905 from $889 at September 30, 2008.

As at January 31, 2009, our net cash balance was approximately $8,400. We believe our existing cash balances are not sufficient to carry our normal operations past the next three (3) months.

We do not have any lending arrangements in place with banking or financial institutions and we do not anticipate that we will be able to secure these funding arrangements in the near future.

To the extent that we require additional funds to support our operations or the expansion of our business, we may attempt to sell additional equity shares or issue debt. Any sale of additional equity securities will result in dilution to our stockholders. There can be no assurance that additional financing, if require, will be available to our company or on acceptable terms.

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

None.

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

* Incorporated by reference to our Form SB-2 Registration Statement, file number 333-140322, filed on January 30, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 13th day of February 2009.

NORTHWEST CHARIOTS INCORPORATED

Date: February 13, 2009

By: /s/ Douglas Dewar

Name: Douglas Dewar

Title: President/Chief Executive Officer, principal executive officer

Date: February 13, 2009

By: /s/ Barbara Ceretzke

Name: Barbara Ceretzke

Title: Chief Financial Officer, principal financial officer and principal accounting officer