Form 10-Q
period 2009-03-31
NORTHWEST CHARIOTS INC
filed 2009-05-15
CIK 1385310

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T

(§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

oYes o No

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Number of shares outstanding of the registrant’s class of common stock as of April 30, 2009: 4,440,000 shares

		NORTHWEST CHARIOTS INCORPORATED
		INDEX TO THE FORM 10-Q
		For the quarterly period ended March 31, 2009
			PAGE

PART I	FINANCIAL INFORMATION		F-1
	ITEM 1.	FINANCIAL STATEMENTS (unaudited)	F-1
		Balance Sheets	F-2
		Interim Statements of Operations and Deficit	F-3 to F-4
		Interim Statement of Stockholders’ Equity and Other Comprehensive Income	F-5
		Interim Statements of Cash Flows	F-6
		Notes to the Interim Financial Statements	F-7 to F-8
	ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL	10
		CONDITION AND RESULTS OF OPERATIONS
	ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT	11
		MARKET RISK
	ITEM 4.	CONTROLS AND PROCEDURES	11
	ITEM 4T.	CONTROLS AND PROCEDURES	12
PART II	OTHER INFORMATION		12
	ITEM 1.	LEGAL PROCEEDINGS	12
	ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF	12
		PROCEEDS
	ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	12
	ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	12
	ITEM 5.	OTHER INFORMATION	12
	ITEM 6.	EXHIBITS	12
		SIGNATURES

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NORTHWEST CHARIOTS INCORPORATED (A Development Stage Company) INDEX TO INTERIM FINANCIAL STATEMENTS

March 31, 2009

Page
Interim Financial Statements:
Balance Sheets	F-2
Interim Statements of Operations	F-3 to F-4
Interim Statements of Stockholders’ Equity and Other Comprehensive Income	F-5
Interim Statement of Cash Flows	F-6
Notes to Interim Financial Statements	F-7 to F-8

NORTHWEST CHARIOTS INCORPORATED
(A Development Stage Company)

BALANCE SHEETS

	March 31,	September 30,
	2009	2008
	(Unaudited)	(Audited)

ASSETS

Current Assets
Cash	$ 5,112	$ 4,769
Inventory, at cost	-	11,119

Total Current Assets	5,112	15,888

Property and Equipment
Equipment, net of accumulated depreciation of $1,882 and $1,176	2,989	3,695
Other Assets
Website Development Costs, net of amortization of $1,545 and	1,932	2,511
$966

Total Assets	$ 10,033	$ 22,094

LIABILITIES

Current Liabilities:
Accounts payable and accrued expenses	$ 3,368	$ 889

Total Current Liabilities	3,368	889

STOCKHOLDERS’ EQUITY

Capital Stock
Authorized:
75,000,000 common shares, par value $0.001 per share
Issued and outstanding:
4,440,000 common shares at March 31, 2009 and September
30, 2008, respectively	4,440	4,440

Additional paid-in capital	124,560	124,560

Deficit Accumulated During the Development Stage	(121,262)	(106,955)
Accumulated Comprehensive Income (Loss)	(1,073)	(840)

Total Stockholders’ Equity	6,665	21,205

Total Liabilities and Stockholders’ Equity	$ 10,033	$ 22,094

The accompanying notes are an integral part of these statements.

NORTHWEST CHARIOTS INCORPORATED
(A Development Stage Company)
INTERIM STATEMENTS OF OPERATIONS

(Unaudited)
	Three-month	Three-month
	period ended	period ended
	March 31, 2009	March 31, 2008

Sales and Rental Revenues	$ 6,000	$ 11,900

Cost of Sales	5,560	9,500

Gross Profit	440	2,400

Expenses
Depreciation and amortization	642	643
Marketing	-	9,605
Office and administration	823	6,993
Organizational costs	-	-
Professional fees	6,060	12,031
Rent	-	981

Total Expenses	7,525	30,253

(Loss) From Operations	(7,085)	(27,853)
Other Income (Expense)
Gain (loss) on foreign exchange	(9)	(89)

Income (loss) before taxes	(7,094)	(27,942)
Provision (credit) for income taxes	-	-

Net (loss)	$ (7,094)	$ (27,942)

Basic and Diluted Loss per Share	$ Nil	$ (0.01)

Weighted Average Number of
Shares Outstanding	4,440,000	4,440,000

The accompanying notes are an integral part of these statements.

NORTHWEST CHARIOTS INCORPORATED
	(A Development Stage Company)

INTERIM STATEMENTS OF OPERATIONS

	(Unaudited)
			Cumulative April 4,
	Six-month	Six-month	2006 (Inception)
	period ended	period ended	Through
	March 31, 2009	March 31, 2008	March 31, 2009

Sales and Rental Revenues	$ 12,000	$ 11,900	$ 29,900

Cost of Sales	11,120	9,500	20,620

Gross Profit	880	2,400	9,280

Expenses
Depreciation and amortization	1,285	857	3,427
Marketing	-	18,959	18,959
Office and administration	2,009	12,823	28,708
Organizational costs	-	-	1,705
Professional fees	11,915	18,260	72,115
Rent	-	981	7,786

Total Expenses	15,209	51,880	132,700

(Loss) from Operations	(14,329)	` (49,480)	(123,420)

Other Income (Expense)
Gain (Loss) on foreign
exchange	22	(643)	2,158

Income (loss) before taxes	(14,307)	(50,123)	(121,262)

Provision (credit) for income taxes	-	-	-

Net (Loss)	$ (14,307)	$ (50,123)	$ (121,262)

Basic and Diluted Loss per Share
	$ Nil	$ (0.01)

Weighted Average Number of
Shares Outstanding	4,440,000	4,440,000

The accompanying notes are an integral part of these statements.

NORTHWEST CHARIOTS INCORPORATED
(A Development Stage Company)

INTERIM STATEMENT OF STOCKHOLDERS’ EQUITY AND OTHER COMPREHENSIVE INCOME

(Unaudited)

	CAPITAL STOCK			DEFICIT
				ACCUMULATED	ACCUMULATED

			ADDITIONAL	DURING THE	OTHER COMPRE-
			PAID-IN	DEVELOPMENT	HENSIVE
	SHARES	AMOUNT	CAPITAL	STAGE	INCOME (LOSS)	TOTAL

Inception,
April 4, 2006 – Shares issued for cash at $0.01	1,500,000	$ 1,500	$ 13,500	$ -	$ -	$ 15,000
September 25, 2006 – Shares issued for cash at $0.01	2,000,000	2,000	18,000	-	-	20,000
Net loss for the period ended September 30, 2006	-	-	-	(1,751)	-	(1,751)

Balances, September 30, 2006	3,500,000	3,500	31,500	(1,751)	-	33,249

September 18, 2007 – Shares issued for cash at $0.10	940,000	940	93,060	-	-	94,000
Net Loss for the year ended September 30, 2007	-	-	-	(36,849)	-	(36,849)

Balances, September 30, 2007	4,440,000	4,440	124,560	(38,600)	-	90,400

Net Loss for the year ended September 30, 2008	-	-	-	(68,355)	-	(68,355)
Change in other comprehensive income - Foreign
currency translation adjustment	-	-	-	-	(840)	(840)

Total comprehensive income (loss) (Memo total)						(69,195)

Balances, September 30, 2008	4,440,000	4,440	124,560	(106,955)	(840)	21,205

Net Loss for the period ended March 31, 2009	-	-	-	(14,307)	-	(14,307)
Change in other comprehensive income - Foreign
currency translation adjustment	-	-	-	-	(233)	(233)

Total comprehensive income (loss) (Memo total)						(14,540)

Balances, December 31, 2008	4,440,000	$ 4,440	$ 124,560	$ (121,262)	$ (1,073)	$ 6,665

The accompanying notes are an integral part of these statements.

NORTHWEST CHARIOTS INCORPORATED
(A Development Stage Company)

INTERIM STATEMENTS OF CASH FLOWS

(Unaudited)

			Cumulative
	Period ended	Period ended	April 04, 2006
	March 31,	March 31,	(Inception) Through
	2009	2008	March 31, 2009

Cash Flows from Operating Activities:
Net (loss)	$ (14,307)	$ (50,123)	$ (121,262)

Adjustments to Reconcile Net Loss to Net
Cash Used by Operating Activities:
Depreciation and amortization	1,285	857	3,427
Changes in current assets and liabilities
Inventory	11,119	-	-
Prepaid Expenses	-	(1,963)	-
Accounts payable and accrued liabilities	2,479	(4,364)	3,368

Net Cash Flows From Operating
Activities	576	(55,593)	(114,467)

Cash Flows from Investing Activities:
Additions to equipment	-	(4,871)	(4,871)
Increase in website development costs	-	(3,477)	(3,477)

Net Cash Flows From Investing
Activities	-	(8,348)	(8,348)

Cash Flows From Financing Activity:
Sale of common shares	-	-	129,000

Net Cash Flows From Financing
Activities	-	-	129,000

Net Cash Flows	576	(63,941)	6,185
Foreign currency translation adjustment	(233)	(1,037)	(1,073)

Cash, Beginning Of Period	4,769	96,480	-

Cash, End Of Period	$ 5,112	$ 31,502	$ 5,112

Supplemental Disclosure Of Cash Flow
Information
Cash paid for:
Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these statements.

NORTHWEST CHARIOTS INCORPORATED (A Development Stage Company) NOTES TO INTERIM FINANCIAL STATEMENTS March 31, 2009 (Unaudited)

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

NOTE 2 CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2009, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s September 30, 2008 audited financial statements. The results of operations for the periods ended March 31, 2009 and 2008 are not necessarily indicative of the operating results for the full years.

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

NOTE 4 INCOME TAXES

We are subject to US and Canadian income taxes. To date, we have accumulated losses of approximately $121,000, and therefore have paid no income tax. We expect tax rates in both the US and Canada to be approximately 34%. Substantially all operations to date have been in Canada.

NORTHWEST CHARIOTS INCORPORATED (A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

March 31, 2009

(Unaudited)

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

The provision for refundable Federal income tax, using an effective tax rate of thirty-four percent (34%), consists of the following:

		Six-month Period
	Year Ended	Ended
	September 30,	March 31,
	2008	2009

Refundable Federal income tax attributable
to:
Current operations	$(23,241)	$(4,864)
Change in deferred tax valuation allowance	23,241	4,864

Net refundable amount	-	-

The cumulative tax effect at the expected rate of thirty-four percent (34%) of significant items comprising our net deferred tax amount is as follows:

	Year-Ended	Six-month Period
	September 30,	Ended
	2008	March 31, 2009

Deferred tax asset attributable to:
Net operating loss carryover	$36,365	$41,229
Less, Valuation allowance	(36,365)	(41,229)

Net deferred tax asset	-	-

At March 31, 2009, we had an unused NOL carryover approximating $121,262 that is available to offset future taxable income; it expires beginning in 2026.

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

Material Changes in Financial Condition and Results of Operations

At March 31, 2009, we had working capital of $1,744, compared to working capital of $14,999 at September 30, 2008. At March 31, 2009 our total assets of $10,033, consisted of cash of $5,112, property and equipment of $2,989 and other assets (website development) of $1,932. This compares with total assets of $22,094 at September 30, 2008, consisting of cash of $4,769, inventory at cost of $11,119, property and equipment of $3,695 and other assets (website development) of $2,511.

At March 31, 2009, our total current liabilities increased to $3,368 from $889 at September 30, 2008.

As at May 7, 2009, our net cash balance was approximately $1,726. We believe our existing cash balances are not sufficient to carry our normal operations past the next three (3) months.

We recognized $12,000 in revenues for the six month period ended March 31, 2009. Our short and long-term survival is dependent on funding from sales of securities as necessary or from shareholder loans, and thus, to the extent that we require additional funds to support our operations or the expansion of our business, we may attempt to sell additional equity shares or issue debt. Any sale of additional equity securities will result in dilution to our stockholders. There can be no assurance that additional financing, if required, will be available to us or on acceptable terms

We do not have any lending arrangements in place with banking or financial institutions and we do not anticipate that we will be able to secure these funding arrangements in the near future.

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

For The Three Months Ended March 31, 2009 Compared To The Three Months Ended March 31, 2008.

We recognized $6,000 in revenues from the sale of transporter products during the three months ending March 31, 2009. This compares with revenues from the sale and/or rental of transporter products of $11,900 during the three months ended March 31, 2008.

For the three months ended March 31, 2009, operating expenses were $7,525 compared to $30,253 during the three months ended March 31, 2008. The decrease was principally due to a decrease in our marketing expense, office and administration expense, and professional fees from the prior period.

Operating expenses during the three months ended March 31, 2009 consisted of professional fees of $6,059, office and administration expenses of $823 and depreciation and amortization costs of $643, compared to marketing cost of $9,605, professional fees of $12,031, office and administration cost of $6,993, rental costs of $981 and depreciation and amortization costs of $643 for the quarter ended March 31, 2008.

During the three month period ended March 31, 2009, we recognized a net loss of $7,094 compared to a net loss of $27,942 for the three month period ended March 31, 2008. The decreased loss of $20,848 was due to a decrease in our operational activities over the prior period as discussed above.

For The Six Months Ended March 31, 2009 Compared To The Six Months Ended March 31, 2008

We recognized revenues of $12,000 from the sale and/or rental of transporter products during the six months ending March 31, 2009. This compares with $11,900 in revenues during the six months ended March 31, 2008. We had cumulative revenues totaling $29,900 since our inception in April 2006.

For the six months ended March 31, 2009, operating expenses were $15,209 compared to $51,880 during the six months ended March 31, 2008. The decrease was due to an increase in revenue and a decrease in our operational activities over the prior period.

Operating expenses during the six months ended March 31, 2009 consisted of professional fees of $11,915, office and administration expenses of $2,009 and depreciation and amortization costs of $1,285, compared to marketing costs of $18,959, professional fees of $18,260, office and administration cost of $12,823, rental costs of 981 and depreciation and amortization costs of $857 for the quarter ended March 31, 2008.

We posted losses of $(14,307) for the six months ended March 31, 2009, compared to a net loss of $(50,123) for the six months ended March 31, 2008. From inception to March 31, 2009, we have incurred losses of $(121,262). The principal components of losses were professional fees of $72,115, office and administrative expenses of $28,708, marketing expenses of $18,959, rent of $7,786, amortization of $3,427 and organizational costs of $1,705.

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

* Incorporated by reference to our Form SB-2 Registration Statement, file number 333-140322, filed on January 30, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 13th day of May 2009.

NORTHWEST CHARIOTS INCORPORATED

Date: May 13, 2009

By: /s/ Douglas Dewar

Name: Douglas Dewar

Title: President/Chief Executive Officer, principal executive officer

Date: May 13, 2009

By: /s/ Barbara Ceretzke

Name: Barbara Ceretzke

Title: Chief Financial Officer, principal financial officer and principal accounting officer