Form 10-Q
period 2009-06-30
NORTHWEST CHARIOTS INC
filed 2009-08-13
CIK 1385310

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]                      QUARTERLY REPORT PURSUANT TO SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

APPLICABLE ONLY TO CORPORATE ISSUERS:
Number of shares outstanding of the registrant’s class of common stock as of July 31, 2009: 4,440,000 shares

NORTHWEST CHARIOTS INCORPORATED

INDEX TO THE FORM 10-Q
For the quarterly period ended June 30, 2009

1

PART I - FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

NORTHWEST CHARIOTS INCORPORATED

(A Development Stage Company)

INDEX TO INTERIM FINANCIAL STATEMENTS

June 30, 2009

Page

Interim Financial Statements:

Balance Sheets	F-2

Interim Statements of Operations	F-3 to F-4

Interim Statements of Stockholders’ Equity and Other Comprehensive Income	F-5

Interim Statement of Cash Flows	F-6

Notes to Interim Financial Statements	F-7 to F-8

F-

NORTHWEST CHARIOTS INCORPORATED
(A Development Stage Company)

BALANCE SHEETS

	June 30, 2009 (Unaudited)	September 30, 2008 (Audited)

ASSETS

Current Assets
Cash	$1,656	$4,769
Inventory, at cost	-	11,119

Total Current Assets	1,656	15,888

Property and Equipment
Equipment, net of accumulated depreciation of $2,235 and $1,176	2,636	3,695
Other Assets
Website Development Costs, net of amortization of $1,835 and $966	1,642	2,511

Total Assets	$5,934	$22,094

LIABILITIES

Current Liabilities:
Accounts payable and accrued expenses	$5,371	$889

Total Current Liabilities	5,371	889

STOCKHOLDERS’ EQUITY

Capital Stock
Authorized:
75,000,000 common shares, par value $0.001 per share
Issued and outstanding:
4,440,000 common shares at June 30, 2009 and September 30, 2008, respectively	4,440	4,440

Additional paid-in capital	124,560	124,560

Deficit Accumulated During the Development Stage	(127,335)	(106,955)
Accumulated Comprehensive Income (Loss)	(1,102)	(840)

Total Stockholders’ Equity	563	21,205

Total Liabilities and Stockholders’ Equity	$5,934	$22,094

The accompanying notes are an integral part of these statements.

F-

NORTHWEST CHARIOTS INCORPORATED
(A Development Stage Company)

INTERIM STATEMENTS OF OPERATIONS

(Unaudited)

		Three-month period ended June 30, 2009		Three-month period ended June 30, 2008

Sales and Rental Revenues		$-		$-

Cost of Sales		-		-

Gross Profit		-		-

Expenses
Depreciation and amortization		643		643
Marketing		-		-
Office and administration		202		3,116
Organizational costs		-		-
Professional fees		5,229		4,616
Rent		-		2,983

Total Expenses		6,074		11,358

(Loss) From Operations		(6,074)		(11,358)

Other Income (Expense)
Gain (loss) on foreign exchange		-		29

Income (loss) before taxes		(6,074)		(11,329)

Provision (credit) for income taxes		-		-

Net (loss)		$(6,074)		$(11,329)

Basic and Diluted Loss per Share	$	Nil	$	Nil

Weighted Average Number of Shares Outstanding		4,440,000		4,440,000

The accompanying notes are an integral part of these statements.

F-

NORTHWEST CHARIOTS INCORPORATED
(A Development Stage Company)

INTERIM STATEMENTS OF OPERATIONS

(Unaudited)
	Nine-month period ended June 30, 2009		Nine-month period ended June 30, 2008	Cumulative April 4, 2006 (Inception) Through June 30, 2009

Sales and Rental Revenues	$12,000		$11,900	$29,900

Cost of Sales	11,120		9,500	20,620

Gross Profit	880		2,400	9,280

Expenses
Depreciation and amortization	1,928		1,499	4,070
Marketing	-		18,959	18,959
Office and administration	2,211		15,940	28,910
Organizational costs	-		-	1,705
Professional fees	17,143		22,876	77,343
Rent	-		3,964	7,786

Total Expenses	21,282		63,238	138,773

(Loss) from Operations	(20,402)	`	(60,838)	(129,493)

Other Income (Expense)
Gain (Loss) on foreign exchange	22		(614)	2,158

Income (loss) before taxes	(20,380)		(61,452)	(127,335)

Provision (credit) for income taxes	-		-	-

Net (Loss)	$(20,380)		$(61,452)	$(127,335)

Basic and Diluted Loss per Share	$(0.01)		$(0.01)

Weighted Average Number of Shares Outstanding	4,440,000		4,440,000

The accompanying notes are an integral part of these statements.

F-

NORTHWEST CHARIOTS INCORPORATED
(A Development Stage Company)

INTERIM STATEMENT OF STOCKHOLDERS’ EQUITY AND OTHER COMPREHENSIVE INCOME
(Unaudited)

	CAPITAL STOCK			DEFICIT ACCUMULATED	ACCUMULATED
			ADDITIONAL	DURING THE	OTHER COMPRE-
			PAID-IN	DEVELOPMENT	HENSIVE
	SHARES	AMOUNT	CAPITAL	STAGE	INCOME (LOSS)	TOTAL
Inception,
April 4, 2006 – Shares issued for cash at $0.01	1,500,000	$1,500	$13,500	$-	$-	$15,000
September 25, 2006 – Shares issued for cash at $0.01	2,000,000	2,000	18,000	-	-	20,000
Net loss for the period ended September 30, 2006	-	-	-	(1,751)	-	(1,751)
Balances, September 30, 2006	3,500,000	3,500	31,500	(1,751)	-	33,249

September 18, 2007 – Shares issued for cash at $0.10	940,000	940	93,060	-	-	94,000
Net Loss for the year ended September 30, 2007	-	-	-	(36,849)	-	(36,849)

Balances, September 30, 2007	4,440,000	4,440	124,560	(38,600)	-	90,400

Net Loss for the year ended September 30, 2008	-	-	-	(68,355)	-	(68,355)
Change in other comprehensive income - Foreign currency translation adjustment	-	-	-	-	(840)	(840)
Total comprehensive income (loss) (Memo total)						(69,195)

Balances, September 30, 2008	4,440,000	4,440	124,560	(106,955)	(840)	21,205

Net Loss for the period ended June 30, 2009	-	-	-	(20,380)	-	(20,380)
Change in other comprehensive income - Foreign currency translation adjustment	-	-	-	-	(262)	(262)
Total comprehensive income (loss) (Memo total)						(20,642)

Balances, June 30, 2009	4,440,000	$4,440	$124,560	$(127,335)	$(1,102)	$563

The accompanying notes are an integral part of these statements.

F-

NORTHWEST CHARIOTS INCORPORATED
(A Development Stage Company)

INTERIM STATEMENTS OF CASH FLOWS

(Unaudited)
	Period ended June 30, 2009	Period ended June 30, 2008	Cumulative April 04, 2006 (Inception) Through June 30, 2009

Cash Flows from Operating Activities:
Net (loss)	$(20,380)	$(61,452)	$(127,335)

Adjustments to Reconcile Net Loss to Net Cash Used by Operating Activities:
Depreciation and amortization	1,928	1,499	4,070
Changes in current assets and liabilities
Inventory	11,119	(11,119)	-
Prepaid Expenses	-	(1,963)	-
Accounts payable and accrued liabilities	4,482	(4,220)	5,371
Net Cash Flows From Operating Activities	(2,851)	(77,255)	(117,894)

Cash Flows from Investing Activities:
Additions to equipment	-	(4,871)	(4,871)
Increase in website development costs	-	(3,477)	(3,477)
Net Cash Flows From Investing Activities	-	(8,348)	(8,348)

Cash Flows From Financing Activity:
Sale of common shares	-	-	129,000
Net Cash Flows From Financing Activities	-	-	129,000

Net Cash Flows	(2,851)	(85,603)	2,758
Foreign currency translation adjustment	(262)	(619)	(1,102)

Cash, Beginning Of Period	4,769	96,480	-

Cash, End Of Period	$1,656	$10,258	$1,656

Supplemental Disclosure Of Cash Flow Information
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these statements.

F-

NORTHWEST CHARIOTS INCORPORATED
(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

June 30, 2009

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

NOTE 2                 CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2009, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s September 30, 2008 audited financial statements.  The results of operations for the periods ended June 30, 2009 and 2008 are not necessarily indicative of the operating results for the full years.

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

We are subject to US and Canadian income taxes.  To date, we have accumulated losses of approximately $127,000, and therefore have paid no income tax.  We expect tax rates in both the US and Canada to be approximately 34%.  Substantially all operations to date have been in Canada.

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

The provision for refundable Federal income tax, using an effective tax rate of thirty-four percent (34%), consists of the following:
	Year Ended September 30, 2008	Nine-month Period Ended June 30, 2009
Refundable Federal income tax attributable to:
Current operations	$(23,200)	$(6,900)
Change in deferred tax valuation allowance	23,200	6,900
Net refundable amount	-	-

The cumulative tax effect at the expected rate of thirty-four percent (34%) of significant items comprising our net deferred tax amount is as follows:

	Year-Ended September 30, 2008	Nine-month Period Ended June 30, 2009
Deferred tax asset attributable to:
Net operating loss carryover	$36,300	$43,200
Less, Valuation allowance	(36,300)	(43,200)
Net deferred tax asset	-	-

At June 30, 2009, we had an unused NOL carryover approximating $127,335 that is available to offset future taxable income; it expires beginning in 2026.

F-

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

Management's Discussion and Analysis of Financial Condition and Results of Operations

Over the last three (3) years, we have continued to build a business which focuses on the rental and retail sales of electrically powered human transporters.  Human transporters are individually manned scooters where the individual commuter propels themselves to their chosen destination.  These transportation devices take up less space when parked and allow for greater mobility as they are well designed for use in congested areas.

With the continuing rising costs for petroleum-based fuel contrasted against the use of electricity as an energy source and the already proven acceptance of these transporter products, we believe that we can fill a need by providing personal human transporter products to the metropolitan areas market.

Material Changes in Financial Condition and Results of Operations

At June 30, 2009, we had a working capital deficit of $3,715, compared to working capital of $14,999 at September 30, 2008.  At June 30, 2009, our total currents assets consisted of cash of $1,656, property and equipment of $2,636 and other assets (website development) of $1,642.  This compares with total assets of $22,094 at September 30, 2008, consisting of cash of $4,769, inventory at cost of $11,119, property and equipment of $3,695 and other assets (website development) of $2,511.

At June 30, 2009, our total current liabilities increased to $5,371 from $889 at September 30, 2008.

As at July 31, 2009, our net cash balance was approximately $2,500.  We believe our existing cash balances are not sufficient to carry our normal operations past the next three (3) months.

We recognized $12,000 in revenues for the nine month period ended June 30, 2009.  Our short and long-term survival is dependent on funding from sales of securities as necessary or from shareholder loans, and thus, to the extent that we require additional funds to support our operations or the expansion of our business, we may attempt to sell additional equity shares or issue debt.  Any sale of additional equity securities will result in dilution to our stockholders.  There can be no assurance that additional financing, if required, will be available to us or on acceptable terms

We do not have any lending arrangements in place with banking or financial institutions and we do not anticipate that we will be able to secure these funding arrangements in the near future.

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

For The Three Months Ended June 30, 2009 Compared To The Three Months Ended June 30, 2008.

We did not recognize any revenue from operations during the three months ending June 30, 2009.  This compares with no revenue from operations during the three months ended June 30, 2008.

For the three months ended June 30, 2009, operating expenses were $6,074 compared to $11,358 during the three months ended June 30, 2008.  The decrease was principally due to a decrease in our shop rental and our office and administration expense offset slightly by a small increase in professional fees from the prior period.

Operating expenses during the three months ended June 30, 2009 consisted of professional fees of $5,229, office and administration expenses of $202 and depreciation and amortization costs of $643, compared to professional fees of $4,616, office and administration cost of $3,116, rental costs of $2,983 and depreciation and amortization costs of $643 for the quarter ended June 30, 2008.

During the three month period ended June 30, 2009, we recognized a net loss of $6,074 compared to a net loss of $11,329 for the three month period ended June 30, 2008.  The decreased loss of $5,255 was due to a decrease in our operational activities over the prior period as discussed above.

For The Nine Months Ended June 30, 2009 Compared To The Nine Months Ended June 30, 2008

We recognized revenues of $12,000 from the sale and/or rental of transporter products during the nine months ending June 30, 2009.  This compares with $11,900 in revenues during the nine months ended June 30, 2008.  We had cumulative revenues totaling $29,900 since our inception in April 2006.

For the nine months ended June 30, 2009, operating expenses were $21,282 compared to $63,238 during the nine months ended June 30, 2008.  The decrease was due to a decrease in our operational activities over the prior period.

Operating expenses during the nine months ended June 30, 2009 consisted of professional fees of $17,143, office and administration expenses of $2,211 and depreciation and amortization costs of $1,928, compared to marketing costs of $18,959, professional fees of $22,876, office and administration cost of $15,940, rental costs of $3,964 and depreciation and amortization costs of $1,499 for the quarter ended June 30, 2008.

We posted losses of $20,380 for the nine months ended June 30, 2009, compared to a net loss of $61,452 for the nine months ended June 30, 2008.  From inception to June 30, 2009, we have incurred losses of $127,335.  The principal components of losses were professional fees of $77,343, office and administrative expenses of $28,910, marketing expenses of $18,959, rent of $7,786, amortization of $4,070 and organizational costs of $1,705.

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
31.2                 CERTIFICATION OF CFO PURSUANT TO 18 U.S.C. ss. 1350, SECTION 302
32.1                 CERTIFICATION PURSUANT TO 18 U.S.C.  ss. 1350, SECTION 906
32.2                 CERTIFICATION PURSUANT TO 18 U.S.C.  ss. 1350, SECTION 906

* Incorporated by reference to our Form SB-2 Registration Statement, file number 333-140322, filed on January 30, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 12th day of August 2009.

NORTHWEST CHARIOTS INCORPORATED

Date: August 12, 2009                                                      By:            /s/  Douglas Dewar

Name: Douglas Dewar
Title: President/Chief Executive Officer, principal executive officer

Date: August 12, 2009                                                      By:           /s/  Barbara Ceretzke

Name: Barbara Ceretzke
Title: Chief Financial Officer, principal financial officer and principal accounting officer