Form 10-K
period 2009-09-30
UV FLU TECHNOLOGIES INC
filed 2009-12-29
CIK 1385310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒                                                       ANNUAL REPORT PURSUANT TO SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2009

OR

☐                                                      TRANSITION REPORT PURSUANT TO SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ______________

Commission File Number: 333-140322

UV FLU TECHNOLOGIES, INC (Exact name of registrant as specified in its charter)

Nevada (State of incorporation)	98-0496885 (I.R.S. Employer Identification No.)

1694 Falmouth Road, Suite 147, Centerville, Massachusetts 02632-2933 (Address of principal executive offices) (Zip Code)

(780) 691-1188 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
None	None
(Title of each class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.001 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐           Yes                      ☒           No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☐           Yes                      ☒           No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒           Yes                      ☐           No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K, is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer* ☐	Smaller reporting company ☒
*(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

☐           Yes                      ☒           No

The aggregate market value of the common stock held by non-affiliates as of March 31, 2009 (the last trading day of the second quarter) was $94,000, based on the last sale price of common stock sold.

As of December 29, 2009, the last practicable date, 45,080,000 shares of the registrant’s Common Stock were outstanding at a par value of $0.001.

DOCUMENTS INCORPORATED BY REFERENCE: Exhibits incorporated by reference are referred to under Part IV.

PART I

ITEM 1.	BUSINESS

Background

UV Flu Technologies, Inc. (“we”, “us”, “our” or the “Company”) was organized under the laws of the State of Nevada on April 4, 2006 under the name “Northwest Chariots, Inc.” We were engaged in the business of renting and selling electrically powered human transporters, like electric bicycles, chariots and quads.  Subsequent to our fiscal year ended September 30, 2009, we decided to change our product mix to air purification products and to focus on the research, development, manufacturing and sales of air purification systems and products.

In furtherance of our business objectives, on November 12, 2009, we effected a 32-1 forward stock split of all our issued and outstanding shares of common stock, and we merged with our wholly-owned subsidiary, UV Flu Technologies, Inc., for the purposes of effecting a name change to “UV Flu Technologies, Inc.”

Subsequent to our fiscal year ended September 30, 2009, effective November 15, 2009, we acquired AmAirpure Inc.’s air purification technology, product, inventory and certain equipment pursuant to an Asset Purchase Agreement with AmAirpure, Inc.  We issued 15,000,000 shares of our common stock to shareholders of AmAirpure in connection with the asset acquisition.

Our Solution

Around the world, there is a growing awareness of the increasingly poor air quality, particularly with the recent outbreak of H1N1 swine flu and other respiratory pathogens.  The public has long been aware of the dangers associated with outdoor air pollution, but never before has there been such growing public concern about the quality of indoor air as well.  Today’s lifestyles, coupled with modern building construction practices have created significant challenges in maintaining healthy indoor air.  Poor indoor air quality has been proven scientifically to cause increased asthma and allergy related symptoms, as well as contribute to the spread of disease.  These factors have created a large and growing need for products which will improve indoor air quality in the workplace and at home.

We fill the need for improved air purification systems in the workplace and at home with proprietary technology utilizing high-energy ultraviolet radiation (UV) inside a “killing chamber” which destroys airborne bacteria, deactivates allergens, viruses, spores and mold.  We plan to develop and market products, which will improve indoor air quality effectively, efficiently, economically and do so in an environmentally friendly way.

Our products safely kills over 99% of airborne bacteria, including swine flu.  Extensive independent laboratory testing confirms that this unique technology kills airborne pathogens, and bacteria.

Market Overview

The market for air purification equipment has been gaining momentum as a result of rising concerns over indoor air quality and increasing health consciousness among consumers. Products within this group that until recently had been viewed as a luxury are now found in an increasing number of homes and commercial workspaces. As a result, the North American air purification equipment market is expected to expand significantly.

The U.S. indoor air quality market generated $7.7 billion in 2008, with the equipment segment accounting for $3.6 billion. Continuing media attention given to the health effects of toxic mold, the outbreak of infectious diseases such as swine flu, and the increase in chronic respiratory diseases such as asthma have resulted in new interest in, and attention to, indoor air quality. Building owners and operators are expected to purchase growing quantities of indoor air quality-related equipment in the hope of reducing or eliminating these contaminants from their buildings.

Employers have incentive to keep workers healthy. 425 million sick days were taken in 2008, costing an estimated $60 billion in lost productivity. “Presenteeism,” a new term coined for employees working while unhealthy, is even worse for employers and the healthcare system, costing approximately $160 billion annually in lost productivity. (Kalorama Information, “The Market for Wellness Programs”, September 2009).

Increased media attention and growing public concern over the rise of the H1N1 swine flu pandemic, antibiotic resistant superbugs, asthma, allergies, tuberculosis, Sick Building Syndrome and toxic mold are spurring governments, employers and homeowners to take action to safeguard their health. Demand for products that combat the spread of airborne illness is rising exponentially, as starkly highlighted by public reaction to the outbreak of H1N1.

According to the World Health Organization (WHO), as of November 2009, worldwide more than 199 countries and overseas territories/communities have reported laboratory confirmed cases of pandemic influenza H1N1 2009, including over 6,000 deaths.

Globally, since the beginning of the H1N1 swine flu pandemic on April 19, 2009 through October 24, 2009, a total of 80 countries reported to FluNet. The total number of specimens reportedly positive for influenza viruses by NIC laboratories was 176,815. Of these, 112,425 (63.6%) were pandemic H1N1, 6963 (3.9%) were seasonal A (H1), 20,392 (11.5%) were A (H3), 32,194 (18.2%) were A (not subtyped) and 4841 (2.7%) were influenza B.

The Wall Street Journal reported the pandemic will create a $7 billion windfall for manufacturers of swine flu vaccine this year. Between July and September, shipments of hand sanitizer rose a remarkable 129%.

This heightened awareness has spread to the growing $7.7 billion indoor air quality market, increasing demand for products that improve air quality and remove airborne pathogens in commercial buildings, hospitals, schools and homes. Poor indoor air quality is scientifically proven to cause the spread of infectious disease and increase asthma and allergy symptoms. The Environmental Protection Agency reports the air inside structures, where people now spend approximately 90% of their time, poses a greater threat to health than outdoor air.

The air cleaner market is very large with multiple levels.  It encompasses an extremely wide range of products, designed to improve the quality of indoor air.  In order to deal with the increasingly complex issue of indoor air quality, commercial enterprises must often purchase and use multiple solutions in their effort to provide a safe indoor environment.  Including the products designed to freshen the air, surface sprays, portable air cleaners, filters for HVAC systems, other “specialty” solutions for the removal of smoke and airborne microorganisms, the total market for air cleaning products tops an estimated $6 billion per year.

As summarized below, the commercial market (estimated over $5 billion) for air purification products can be broken into three different target segments: (1) Medical; (2) Hospitality; and (3) Office.  A listing of selected market opportunities within each segment can be found below.  As awareness of poor indoor air quality and its impact on worker productivity grows, demand for products, which go beyond masking and filtration will continue to grow.

Commercial Market

Medical	Hospitality	Office
Hospitals	Hotels	Commercial
Nursing Homes	Motels	Small Office
Medical Offices	Inns	Home Office
Dentists	Restaurants	Day Care
Clinics

According to IMR Research, the consumer market is estimated to be in the millions of units and over $1 billion in sales.  This market has been growing at an annual rate of 17% since 1992.  Products utilizing HEPA or HEPA-type filters dominate the market, representing over two-thirds of unit sales.

About 80% of the unit volume sells at prices below $200.  These products are typically sold through major mass merchants including home center outlets, specialty catalogs and on the Internet.

While representing slightly less than 35% of the unit sales, products retailing over $200 represent more than 50% of the dollar volume.  This includes high-end HEPA air cleaners, electrostatic devices and, previously ozone generators.  In addition to traditional retail outlets handling upper end products, they can also be found in specialty catalogs and sold on a direct-to-consumer basis.  With the recent disappearance of a company that held a large market share in this sector of the market, a significant and growing market exists for premium price air cleaners.

Consumer Market

Products utilizing filters (standard and HEPA) dominate the consumer market.  Electrostatic products are starting to appear in a portable form.  There are currently only two major brands in this market sector, so there is also a growing opportunity and demand for us to develop consumer targeted indoor air quality products.

Scientific Overview

We develop highly innovative germicidal air purification technology that disinfects indoor air by deactivating allergens and killing airborne pathogens including bacteria, viruses and mold. Our flagship product, the UV 400 ViraGuard, utilizes high-intensity germicidal ultraviolet radiation (UV-C) inside a killing chamber that goes beyond filtering to trap and destroy harmful microbes. Extensive independent testing by EPA and FDA certified laboratories confirms the proprietary system captures and kills airborne bacteria including Bacillus subtilis, Pseudomonas aeruginosa, Staphylococcus aureus, Klebsiella pneumonia and viruses including Influenza A and H1N1 at rates exceeding 99.2% on a first-pass basis.

We combine our air purification technology (see diagram below), a sophisticated electronic ballast system with an electronic control module in a product which is totally effective yet user-friendly.  The technology uses Ultraviolet C (UVC) in a proprietary, replaceable cartridge which provides 12 months of continuous operation (24/7).  Inside the cartridge, pathogens and bacteria and in fact, anything with a DNA is killed or neutralized. A gross particulate screen removes the remaining debris from the air stream.  This sealed cartridge can be discarded in the regular trash at the end of its useful life.

During the actual purification process, air enters through the base of the purifier.  A quiet fan, mounted at the unit’s lower end, pushes incoming contaminated air into the bottom of the replaceable cartridge.  Inside, the air flows through the first of two inline baffle sets.  The chamber, created by these baffles, slows the airflow and provides turbulence necessary for proper elimination of impurities.  Next, the air stream enters the main chamber.  Here, impurities in the air are bombarded with germicidal UVC, killing the bacteria and neutralizing the impurities.  After purification in the main chamber, the air stream passes through a second set of inline baffles, which refocuses the flow.  It then exits the unit through a gross particulate screen.  This screen removes neutralized pathogens and other particles left in the air stream. The final air stream contains only purified air.

Electronic controls insure that our product is completely effective during the life of the cartridge, allows performance monitoring of all major electrical components, simplifies operation and endows the units with appropriate safety features.  An indicator light provides information regarding the state of the cartridge and indicates when a replacement is necessary.

Product

The UV 400 Viraguard
The UV 400 Viraguard line will be the lead product we produce and distribute. Our initial product line for the North American market includes three portable units, designed to handle room sizes, from 1200 cu.ft. to over 2500 cu.ft.  For larger areas, multiple portable units or a ceiling mounted unit will provide the coverage required.  The UV 400 Viraguard portable model is 32 inches tall and uses a 6 inch diameter cartridge.  The second product currently being designed is approximately 1/3rd smaller and will use a 4.5 inch diameter cartridge (see rendering below). For the U.S. market, all portable models operate on 110/120volt current and do not require any special wiring.  In each product family, there is a design provision for 220/240volt operation, which allows for adaptation to international standards or use in heavy-duty commercial applications.  Each unit is designed to run continuously and will have a minimum active life of 5 years.   Annual cartridge replacement is required to ensure that the unit maintains adequate germicidal UV strength. Recommended replacement frequency assumes 24 hour per day (24/7) usage.  Because the units run with less resistance than traditional HEPA air filters, the fan is smaller, resulting in a much quieter product. Depending on room size, each unit will recycle air in a room at the rate of 5 to 10 times per hour.

Large and Small Portable Units

Sales and Distribution Channels

We will focus initially on the commercial market, targeting medical, hospitality and commercial property customers. We will sell and lease our products directly or through distributors to medical accounts including hospitals, doctor and dentist offices, clinics and nursing homes. Initial sales are anticipated as the result of interaction with key hospital and nursing home administrators as well as medical equipment distributors and medical sales representatives. We plan to leverage longstanding contacts within the healthcare industry to drive placement.

We are seeking a master distribution agreement with a large medical equipment supplier with an active sales force. We aim to form sector-specific distribution agreements with established suppliers and distributors targeting the hospitality, food service and lodging markets. We plan to strategically target the large consumer market for indoor air quality products once commercial sales have progressed.

Customers

We do not currently have any customers as we are still developing our sales and distribution model.

Competition

Awareness of the effects of poor indoor air quality continues to grow and will push customers to look for more efficacious products. We believe that companies currently supplying air purification products to commercial accounts will be looking for additional products to sell and new sources of on-going revenue. We believe our UV 400 Viraguard product represents a significant opportunity to distributors for first sales as well as the on-going replacement cartridge sales volume into a growing installed user base.

Our products compete broadly with other current companies offering air purification products, including companies that offer UV air purification products.  Honeywell was one of the best-known brand names in the commercial segment of the market.  3M Corporation purchased the commercial air treatment division of Honeywell and now markets their product line. In the consumer market segment, we compete with Honeywell, Duracraft and Enviracaire brands, all of which compete at the middle and upper-middle price points with HEPA based products and are offered by Kaz, Incorporated.  Kaz purchased Honeywell’s consumer products division and continues to market product under the existing brand names along with a wide variety of other brands.  Recently, Alpine Industries left the consumer segment of the market, leaving an opening for new and existing companies to assume Alpine’s market share.

These products are in direct competition with our products for market share.  We have made comparisons of competitive air masking and filtration products to determine the extent to which these competitive products achieve their advertising claims. We believe we are one of the few companies that publish laboratory reports of our products performance capabilities.  Based upon these comparisons, we do not believe there is any existing product which can provide safe, effective operation and still deliver high levels of purification against four forms of airborne contaminants (molds, spores, viruses and airborne bacteria).  At one end of the product spectrum, the market includes the replaceable air freshening devices found in restrooms that are intended to mask lavatory and other odors. While masking odors, these products are not capable of attacking the source of the odor. The products also require frequent and costly replacement.

The predominant middle market air cleansing product forms are HEPA type air cleaners and filtration devices built into HVAC systems. Filtration products have some effectiveness against airborne particulates, but they do little to combat odors or pollutants like smoke, bacteria and viruses. Many of these filtering systems are out-of-date.  They all require regular filter replacement and maintenance, which ultimately impacts their level of effectiveness. Changing the filter requires wearing protective clothing and a breathing device.  Filters connected to central HVAC systems represent significant sales potential and costs to customers because of the sizable installed base of such systems.

At the high end of the spectrum are custom-designed air purification devices, which include large freestanding germicidal UV or ozone generating machines. These machines, which represent a very small portion of the market, are expensive (from $1,000 to $10,000 per unit).  Since design and technology of custom units exposes the environment to the UV radiation or ozone, to be effective either (1) they require evacuation of a room or house to run safely at high concentrations of ozone or risk of eye damage to the UV lamp or (2) their performance against airborne contaminants is relatively poor.

Research and Development

Our research and development activities are focused principally on the development of new products that serve the air purification market and on significant upgrades to our existing products. We have completed the design of our second product, a smaller, lower cost version of the UV 400 ViraGuard.  We expect to begin shipping the new model into commercial accounts before the end of 2010.

We plan to design one or two, ceiling mounted, multiple cartridge models.  These larger capacity units will be permanently attached to the ceiling and will be hard wired into the electrical system.  To facilitate their operation, some models will include a remote control, which will provide on and off capability as well as adjustment of fan speed.  To maximize manufacturing efficiency and simplify inventory control, these in-ceiling products are designed to use the same 4.5 inch or 6 inch cartridge as in the portable units.

Our short-term goal is to build a market of a line of portable and mounted products in the United States. This may include a strategic alliance with, or acquisition of a nationwide distributor.  Following that, we will expand our markets to include Europe and Asia.  Our long-term goal is to complete the development of other products utilizing our technology and for which we have filed for preliminary patent protection.  Research and development expense reflects the cost of these activities, as well as the costs to obtain regulatory approvals of new products and processes and to maintain the highest quality standards with respect to existing products.

Manufacturing

Our manufacturing strategy is to utilize high quality, low cost contract manufacturers to provide the routine production of our products.  We will outsource the manufacture of the majority of our products.

Quality Control

Our quality strategy emphasizes rigorous internal and independent laboratory testing to maintain the highest levels of quality control for our products.  To insure that the proper style and feature set were identified, a number of potential design combinations were developed.  These initial designs were presented to consumers in special triad focus group session and played a major role in selection of the final design.  These groups also helped to identify the message, which will be used when we begin our public relations and consumer advertising programs.

In order to eliminate any potential product liability issues, extensive testing has been done with existing prototypes.  This testing confirms that all products meet worldwide electrical and safety standards.  Separately, each electrical component to be used will be certified by its manufacturer as meeting ETL and/or UL standards.

Our quality system has been created to be harmonized with national and international standards and is focused to ensure it is appropriate for the specific devices we manufacture.  Our corporate quality policies govern the methods used in, and the facilities and controls used for, the design, manufacture, packaging, labeling, storage, installation, and servicing of all finished devices intended for human use. These requirements are intended to ensure that finished devices will be safe and effective and otherwise in compliance with the Federal Food, Drug, and Cosmetic Act and other governmental agencies.

In order to validate the efficacy of our technology, we conducted numerous tests at independent, FDA certified laboratories between 1996 and 2007.  We will continue to conduct similar tests in the future.

Independent EPA and FDA certified laboratory testing (results below) confirms the system captures and kills airborne bacteria including Bacillus subtilis, Pseudomonas aeruginosa, Staphylococcus aureus, Klebsiella pneumonia and viruses including Influenza A and H1N1 at rates ranging from 99.2% to more than 99.99% on a first-pass basis. In actual operation multiple passes through the unit will occur, producing average removal rates that far exceed 99.2%.

NorthEast Laboratories Test Results on the UV 400 ViraGuard Unit

Microbe	Population Before	Population After	Inactivation %	Average %	k cm2/μW -s	Effective Dose μW- s/cm2
Bacillus subtilis	420	<1	99.76	99.71	0.001686	3583
	300	<1	99.67			3383
Pseudomonas	8370	29	99.65	99.72	0.002375	2385
aeruginosa	140,000	300	99.79			2588
Klebsiella pneumoniae	19,000	79	99.58	99.10	0.000548	10005
	20,360	280	98.62			7822
Staphylococcus aureus	600	7	98.83	99.30	0.003475	1281
	16,000	36	99.78			1754
Effective Mean UV Dose						4100
UVGI Rating Value (URV)						15

Note: Results for Bacillus represent a minimum. Source: Northeast Laboratories, Inc. 129 Mill Street Berlin, CT 06037

Inactivation Rates for UV 400 ViraGuard – Single Pass

MICROBE	UVGI D90 J/m2	k m2/J	Source	Inactivation Rate %
SARS coronavirus	226	0.01020	Predicted	34.2
Adenovirus	42	0.05500	Predicted	89.5
Varicella-zoster virus	39	0.05860	Predicted	91.0
Coxsackievirus B-1	21	0.11081	Predicted	98.9
Klebsiella pneumoniae	42	0.05480	Test Results	99.104
Influenza A (H1N1)	19	0.11868	Predicted	99.2
Staphylococcus aureus	7	0.34750	Test Results	99.304
Bacillus subtilis	14	0.16860	Test Results	99.714
Pseudomonas aeruginosa	10	0.23750	Test Results	99.720
Variola (smallpox)	15	0.15280	Predicted	99.81
Vaccinia	15	0.15277	Predicted	99.81
Vaccinia	15	0.15424	Predicted	99.82

The average inactivation rate for viruses is in excess of 89% for a single pass through the unit. Multiple passes through the unit will occur in actual operation and therefore the total removal rates over time could greatly exceed the values shown above.

Source:  Northeast Laboratories, Inc.

Potentially Airborne Viruses

VIRUS	GROUP	Annual Cases	Nosocomial	Primary Cause
Influenza A (H1N1)	RNA Virus	2,000,000	Yes	flu, swine flu, secondary pneumonia
Measles virus	RNA Virus	500,000	Yes	measles (rubeola)
Respiratory Syncytial	RNA Virus	75,000	Yes	pneumonia, bronchiolitis
Varicella-zoster virus	DNA Virus	46,016	Yes	chickenpox
Parainfluenza virus	RNA Virus	28,900	Yes	flu, colds, croup, pneumonia
Rubella virus	RNA Virus	3,000	Yes	rubella (German measles)
SARS virus	RNA Virus	10 (China)	Yes	Severe Acute Respiratory Syndrome
Adenovirus	DNA Virus	common	-	colds, fever
Coronavirus	RNA Virus	common	-	colds, fever
Coxsackievirus	RNA Virus	common	-	colds, fever
Echovirus	RNA Virus	common	-	colds, fever
Junin	RNA Virus	-	No	hemmorrhagic fever
Lassa	RNA Virus	-	No	Lassa fever
Machupo	RNA Virus	-	No	hemmorrhagic fever
Marburg	RNA Virus	-	No	hemmorrhagic fever
Mumps	RNA Virus	-	Yes	mumps
Norwalk	RNA Virus	-	No	gastroenteritis
Parvovirus	DNA Virus	-	-	fifth disease
Reovirus	RNA Virus	common	-	colds, fever
Rhinovirus	RNA Virus	common	-	colds, fever
Lymphocytic choriomenigitis	RNA Virus	-	-	LCV
Avian influenza	RNA Virus	-	-	flu
Hantaan virus	RNA Virus	-	-	hantavirus
Vaccinia	DNA Virus	-	-	cowpox
Variola (smallpox)	DNA Virus	-	No	smallpox

Inactivation Rates for UV 400 ViraGuard - Multiple Passes

	Inactivation Rate
MICROBE	Pass 1%	Pass 2%	Pass 3%	Pass 4%
SARS Coronavirus	34.2	56.67	81.23	>99.99
Andenovirus	89.5	98.90	99.99	>99.99
Varicella-zoster virus	91.0	99.18	>99.99	>99.99
Coxsackierivurs B-1	89.9	99.99	>99.99	>99.99
Klebsiella pneumoniae	99.1	>99.99	>99.99	>99.99
Influenza A (H1N1)	99.2	>99.99	>99.99	>99.99
Staphylococcus aureus	993.	>99.99	>99.99	>99.99
Bacillus subtilis	99.7	>99.99	>99.99	>99.99
Pseudomonas aeruginosa	99.7	>99.99	>99.99	>99.99
Variola (smallpox)	99.8	>99.99	>99.99	>99.99
Vaccinia	99.8	>99.99	>99.99	>99.99

Regulation

Our products are subject to regulation by numerous government agencies, including the FDA and comparable foreign agencies.  To varying degrees, each of these agencies requires us to comply with laws and regulations governing the development, testing, manufacturing, labeling, marketing, distribution, installation and servicing of our research, investigational, and commercially-distributed medical devices.  These international, national, state, and local agencies set the legal requirements for ensuring our products are safe and effective.  Virtually every activity associated with the manufacture and sale of our products are scrutinized on a defined basis and failure to implement and maintain a quality management system could subject us to civil and criminal penalties.

Our UV 400 Viraguard product was issued by the FDA as a Class II medical device in November 2008.  FDA approval to sell our product as a Class II medical device provides invaluable credibility in the marketplace. By granting a listing, the FDA indicates it has reviewed all aspects of a product, including efficacy of the technology, independent test results and product safety to insure that the product complies with our claims. Few air purification products are listed by the FDA, and it is extremely important that we expend the resources necessary to maintain this listing as a Class II medical device with the FDA.

Because Class II devices have a lower potential safety risk to the patient, user, or caregiver, a full premarket analysis is not required for a Class II device.  A premarket notification, known as a 510(k) submission, is required to demonstrate that the device is as safe and effective as a substantially equivalent medical device that has been legally marketed in the U.S. prior to May 29, 1976.  Once the FDA has notified us that the product file has been cleared, the medical device may be marketed and distributed in the U.S.  Some products that have minimal risk to the intended user are deemed by the FDA as exempt from the FDA approval or clearance process.

Failure to comply with applicable FDA requirements can result in fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production or loss of distribution rights.  It may also include the refusal of the FDA to grant approval of a PMA or clearance of a 510(k).  Actions by the FDA may also include withdrawal of marketing clearances and possibly criminal prosecution.  Such actions, if taken by the FDA, could have a material adverse effect on our business, financial condition, and results of operation.

Internationally, we will be required to comply with a multitude of other regulatory requirements similar to those of the FDA before we are legally able to market and sell our products in such international markets.

Environmental Laws

We do not manufacture the products that we sell and are therefore not subject to environmental laws that regulate the manufacture of products.  The plants that manufacture our products may be subject to environmental regulations and will have to comply with such regulations in order to deliver marketable products to us.  We may be required to comply with national and international environmental regulations related to shipping, storage and disposal of our products, and our quality management system will ensure that we are in compliance with all relevant environmental laws.

Patents and Proprietary Rights

We own the rights to U.S. Patent No. 6939397 with 43 claims covering innovative removable cartridge, housing, UV chamber, UV radiation source and baffle technology.

While a patent has been issued, we realize, (a) that we will benefit from patents issued only if we are able to market our products in sufficient quantities of which there is no assurance; (b) that substitutes for these patented items, if not already in existence, may be developed; (c) that the granting of a patent is not a determination of the validity of a patent, such validity can be attacked in litigation or we or owner of the patent may be forced to institute legal proceedings to enforce validity; and (d) that the costs of such litigation, if any, could be substantial and could adversely affect us.

Backlog

We currently have no backlog of orders.

Employees

As of September 30, 2009, we had no employees.

Where you can find more information

We required to file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other information with the Securities and Exchange Commission (SEC).  The public can obtain copies of these materials by visiting the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549, by calling the SEC at 1-800-732-0330, or by accessing the SEC’s website at http://www.sec.gov.  In addition, as soon as reasonably practicable after these materials are filed with or furnished to the SEC, we will make copies available to the public free of charge through our website, http://www.uvflutech.com.  The information on our website is not incorporated into, and is not part of, this annual report.

ITEM 1A.  RISK FACTORS

With the exception of historical facts stated herein, the matters discussed in this report on Form 10-K are “forward looking” statements that involve risks and uncertainties that could cause actual results to differ materially from projected results. Such “forward looking” statements include, but are not necessarily limited to statements regarding anticipated levels of future revenues and earnings from the operations of UV Flu Technologies, Inc. (the “Company,” “we,” “us” or “our”), projected costs and expenses related to our operations, liquidity, capital resources, and availability of future equity capital on commercially reasonable terms. Factors that could cause actual results to differ materially are discussed below. We disclaim any intent or obligation to publicly update these “forward looking” statements, whether as a result of new information, future events or otherwise.

An investment in our common stock is subject to risks inherent to our business.  The material risks and uncertainties that management believes affect us are described below.  Before making an investment decision, you should carefully consider the risks and uncertainties described below together with all of the other information included or incorporated by reference in this report.  The risks and uncertainties described below are not the only ones facing us.  Additional risks and uncertainties that management is not aware of or focused on or that management currently deems immaterial may also impair our business operations.  This report is qualified in its entirety by these risk factors.

If any of the following risks actually occur, our financial condition and results of operations could be materially and adversely affected.  If this were to happen, the value of our common stock could decline significantly, and you could lose all or part of your investment.

Our limited operating history may not serve as an adequate basis to judge our future prospects and results of operations.

We have a limited operating history. As such, our historical operating results may not provide a meaningful basis for evaluating our business, financial performance and prospects. Accordingly, you should not rely on our results of operations for any prior periods as an indication of our future performance. Our operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history.  We are in the development stage and potential investors should be aware of the difficulties normally encountered by enterprises in the development stage. If our business plan is not successful, and we are not able to operate profitably, investors may lose some or all of their investment in our company.

We cannot accurately predict future revenues or profitability in the emerging market for air purifiers.

The market for ultra violet indoor air purifiers is rapidly evolving. As is typical for a rapidly evolving industry, demand and market acceptance for recently introduced products are subject to a high level of uncertainty. Moreover, since the market for our products is evolving, it is difficult to predict the future growth rate, if any, and size of this market.

Because of our lack of an operating history and the emerging nature of the markets in which we compete, we are is unable to accurately forecast our revenues or our profitability. The market for our products and the long-term acceptance of our products are uncertain, and our ability to attract and retain qualified personnel with industry expertise, particularly sales and marketing personnel, is uncertain. To the extent we are unsuccessful in increasing revenues, we may be required to appropriately adjust spending to compensate for any unexpected revenue shortfall, or to reduce our operating expenses, causing us to forego potential revenue generating activities, either of which could have a material adverse effect on our business, results of operations and financial condition.

We have incurred losses in prior periods and may incur losses in the future.

We incurred net losses of approximately $20,850 for our fiscal ended September 30, 2009. As of September 30, 2009, we had an accumulated deficit of approximately $127,783. We have not achieved profitability in any period, and we expect to continue to incur net losses for the foreseeable future. Should we continue to incur net losses in future periods, we may not be able to increase the number of employees or our investment in capital equipment, sales and marketing programs and research and development in accordance with present plans. Continuation of net losses may also require us to secure additional financing sooner than expected. Such financing may not be available in sufficient amounts, or on terms acceptable to us and may dilute existing shareholders.

We will require additional capital in the future in order to maintain and expand our operations.  Failure to obtain required capital would adversely affect our business.

Until such time as we become profitable, we will be required to obtain additional financing or capital investments in order to maintain and expand our operations and take advantage of future business opportunities. Obtaining additional financing will be subject to, among other factors, market conditions, industry trends, investor sentiment and investor acceptance of our business plan and management. These factors may make the timing, amount, terms and conditions of additional financing unattractive or unavailable to us. There are no assurances that we will be able to raise cash from equity or debt financing efforts or that, even if raised, such cash would be sufficient to satisfy our anticipated capital requirements. Further, there is no assurance concerning the terms on which such capital might be available. Failure to obtain financing sufficient to meet our anticipated capital requirements could have a material adverse effect on our business, operating results and financial condition.

If our products do not achieve greater market acceptance, or if alternative brands are developed and gain market traction, our business would be adversely affected.

Our success is dependent upon the successful development and marketing of our products. Our future success depends on increased market acceptance of our air purifier product lines.  The air purification community may not embrace our product line.  Acceptance of our products will depend on several factors, including cost, product effectiveness, convenience, strategic partnerships and reliability. We also cannot be sure that our business model will gain wide acceptance among retailers or the air purifier community. If the market fails to continue to develop, or develops more slowly than we expect, our business, results of operations and financial condition will be adversely affected. Moreover, if new air purifier brands are developed, our prospective products and current technologies could become less competitive or obsolete.  Any of these factors could have a material and adverse impact on our growth and profitability.

The markets in which we operate are very competitive, and many of our competitors and potential competitors are larger, more established and better capitalized than we are.

Although air purification technology is a rapidly emerging technology, the market for these products is highly competitive and we expect that competition will continue to intensify. Our products compete broadly with other current companies offering air purification technology, including companies that offer UV air purification technology, such as 3M Corporation and Sears.  These products compete directly with the products offered by us.

Many competitors have longer operating histories, larger customer bases, and greater financial, research and development, technical, marketing and sales, and personnel resources than we have.  Given their capital resources, the larger companies with whom we compete or may compete in the future, are in a better position to substantially increase their manufacturing capacity, research and development efforts or to withstand any significant reduction in orders by customers in our markets. Such larger companies typically have broader and more diverse product lines and market focus and thus are not as susceptible to downturns in a particular market. In addition, some of our competitors have been in operation much longer than we have been and therefore may have more longstanding and established relationships with current and potential customers.

Because we are small and do not have much capital, we must limit our activities. Our relative lack of capital and resources will adversely affect our ability to compete with large entities that market air purifier products.  We compete against other air purifier manufacturers and retailers, some of which sell their products globally, and some of these providers have considerably greater resources and abilities than we have. These competitors may have greater marketing and sales capacity, established sales and distribution networks, significant goodwill and global name recognition. Furthermore, it may become necessary for us to reduce our prices in response to competition. A reduction in prices of our products could adversely affect our revenues and profitability.

In addition, other entities not currently offering products similar to us may enter the market. Any delays in the general market acceptance of our products may harm our competitive position. Any such delay would allow our competitors additional time to improve their service or product offerings, and provide time for new competitors to develop. Increased competition may result in pricing pressures, reduced operating margins and loss of market share, which could have an adverse effect on our business, operating results and financial condition.

Inability of our officers and directors to manage the growth of the business may limit our success.

We expect to grow as we execute or business strategy. Rapid growth would place a significant strain on our management and operational resources. In addition, we expect the demands on our infrastructure and technical support resources to grow along with our customer base, and if we are successful in implementing our marketing strategy, it could experience difficulties responding to demand for our products and technical support in a timely manner and in accordance with market expectations. These demands may require the addition of new management personnel or the development of additional expertise by existing management personnel. There can be no assurance that our networks, procedures or controls will be adequate to support our operations or that management will be able to keep pace with such growth. Failure to manage growth effectively could have a material adverse effect on our business, operating results and financial condition.

As we expand, management will be faced with new challenges due to increases in operating expenses and risks related to expansion.

As our business grows and expands, we will spend substantial financial and other resources on developing and introducing new products and expanding our sales and marketing organization, strategic relationships and operating infrastructure. If our business and revenues grow, we expect that our cost of revenues, sales and marketing expenses, general and administrative expenses, operations and customer support expenses will increase.

If we fail to integrate our recent acquisitions with our operations, our business could suffer.

We recently acquired air purification technology and products from AmAirpure, Inc., and in the future we may acquire more air purification technologies, businesses or assets.  The integration of acquired businesses, technologies or assets requires significant effort and entails risks. We may find it difficult to integrate operations of acquired businesses as personnel may leave and licensees, distributors or suppliers may terminate their arrangements or demand amended terms to these arrangements. Additionally, our management may have their attention diverted while trying to integrate businesses or assets that may be acquired.  If we are not able to successfully integrate any businesses or assets that we acquire, we may not realize the anticipated benefits of these acquisitions.

Our success depends on our ability to capitalize on our strategic relationships and partnerships with suppliers, distributors, purchasers and users of our products.

We will rely on strategic relationships with third parties to expand our distribution channels and to undertake joint product development and marketing efforts. Our ability to increase sales depends on marketing our products through new and existing strategic relationships. We intend to partner with established existing suppliers and distributors in order to reach target markets such as the medical, healthcare, hospitality, food service and lodging markets. The termination of one or more of our strategic relationships may have a material adverse effect on our business, operating results and financial condition.

Our intellectual property may not protect our products, and/or our products may infringe on the intellectual property rights of third parties.

We regard our trademarks, trade secrets and similar intellectual property as critical to our success and attempts to protect such property with registered and common law trademarks and copyrights, restrictions on disclosure and other actions to forestall infringement. Despite precautions implemented by us, unauthorized third parties may copy certain portions of our products or reverse engineer or obtain and use information regarded by us as proprietary. We have secured one patent in the United States, have filed an application for an additional patent, and may seek additional patents in the future. We do not know if a patent will issue on the patent application or whether any future patent applications will be issued with the scope of the claims sought by us, or whether any patents received by us will be challenged or invalidated. In addition, many other organizations are engaged in research and product development efforts that may overlap with our products.  Such organizations may currently have, or may obtain in the future, legally blocking proprietary rights, including patent rights, in one or more products or methods under development or consideration by us.  These rights may prevent us from commercializing products, or may require us to obtain a license from the organizations to use the technology.  We may not be able to obtain any such licenses that may be required on reasonable financial terms, if at all, and cannot be sure that the patents underlying any such licenses will be valid or enforceable. The laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the United States. Our means of protecting our proprietary rights in the United States or abroad may not be adequate and competitors may independently develop similar technology and products. Third parties may infringe or misappropriate our copyright, trademarks and similar proprietary rights. In addition, other parties may assert infringement claims against us. We cannot be certain that our products do not infringe issued patents that may relate to our products. We may be subject to legal proceedings and claims from time to time in the ordinary course of business, including claims of alleged infringement of the trademarks and other intellectual property rights of third parties. Intellectual property litigation is expensive and time consuming and may divert management's attention away from running our business which may have a material adverse effect on our business, operating results and financial condition.

The value of our technology may be vulnerable to the discovery of unknown technological defects.

Our products depend on complex technology. Complex technology often contains defects, particularly when first introduced or when new versions are released. Although we conduct extensive testing, there is a possibility that technology defects may not be detected until after the product has been released. Although we have not experienced any material technology defects to date, it is possible that despite testing, defects may occur in the products. The defects may result in damage to our reputation or increase costs, cause us to lose revenue or delay market acceptance or divert our development resources, any of which may have a material adverse effect on our business, operating results and financial condition.

Government and private insurance plans may not adequately reimburse patients for our products, which could result in reductions in sales or selling prices for our products.

Our ability to sell our products will depend in some part on the extent to which reimbursement for the cost of our products will be available from government health administration authorities, private health insurers and other organizations. In November 2008, the FDA approval for our UV 400 Viraguard product as a Class II medical device, and we believe that certain purchasers of our product may generally qualify for reimbursement of some of the costs of purchasing our product, subject to the terms and conditions of their insurance plan or Medicare or Medicaid.  Third party payers such as insurance companies are increasingly challenging the prices charged for medical products and can, without notice, deny coverage for treatments that may include the use of our products. Therefore, even if a product is approved for marketing, we cannot be assured that reimbursement will be allowed for the product, that the reimbursement amount will be adequate or, that the reimbursement amount, even if initially adequate, will not subsequently be reduced.  Additionally, future legislation or regulations concerning the healthcare industry or third party or governmental coverage and reimbursement, particularly legislation or regulation limiting consumers’ reimbursement rights, may harm our business.

As we develop new products, those products will generally not qualify for reimbursement, if at all, until they are approved for marketing and until they are approved for reimbursement under policies of insurance, Medicare and Medicaid. We do not file claims and bill governmental programs or other third party payers directly for reimbursement for our products. However, we are still subject to laws and regulations relating to governmental reimbursement programs, particularly Medicaid and Medicare.

Failure to comply with anti-kickback and fraud regulations could result in substantial penalties and changes in our business operations.

The federal Anti-Kickback Law prohibits persons from knowingly and willfully soliciting, receiving, offering or providing remuneration, directly or indirectly, to induce either the referral of an individual, or the furnishing, recommending or arranging for a good or service, for which payment may be made under a federal healthcare program such as the Medicare and Medicaid programs. The U.S. government has interpreted this law broadly to apply to the marketing and sales activities of manufacturers and distributors like us. Many states and other governments have adopted laws similar to the federal Anti-Kickback Law. We are also subject to other federal and state fraud laws applicable to payment from any third party payer. These laws prohibit persons from knowingly and willfully filing false claims or executing a scheme to defraud any healthcare benefit program, including private third party payers. These laws may apply to manufacturers and distributors who provide information on coverage, coding, and reimbursement of their products to persons who do bill third party payers. Any violation of these laws and regulations could result in civil and criminal penalties (including fines), increased legal expenses and exclusions from governmental reimbursement programs, all of which could have a material adverse effect upon our business, financial conditions and results of operations.

Complying with Food and Drug Administration, or FDA, and other regulations is an expensive and time-consuming process, and any failure to comply could have a materially adverse effect on our business, financial condition, or results of operations.

We are subject to various federal, state, local and international regulations regarding our business activities, including regulation by the U.S. FDA. Failure to comply with these regulations could result in, among other things, recalls of our products, substantial fines and criminal charges against us or against our employees. Compliance with such regulations is costly in terms of the time and money required to complete the approval process.  Furthermore, our products could be subject to recall if the FDA, state regulatory authorities or we determine, for any reason, that our products are not safe or effective. Any recall or other regulatory action could increase our costs, damage our reputation, affect our ability to supply customers with the quantity of products they require and materially affect our operating results.

Product sales, introductions or modifications may be delayed or canceled as a result of FDA regulations or similar foreign regulations, which could cause our sales and profits to decline.

Before we can market or sell a new medical device in the United States, we must obtain FDA clearance, which can be a lengthy and time-consuming process and thus very costly.  We will have to receive clearance from the FDA to market our products in the United States under Section 510(k) of the Federal Food, Drug, and Cosmetic Act or our products must be found to be exempt from the Section 510(k) clearance process.

Any new product introduction or existing product modification could be subjected to a lengthier, more rigorous FDA examination process. For example, in certain cases we may need to conduct clinical trials of a new product before submitting a 510(k) notice. Additionally, we may be required to obtain premarket approvals for our products. The requirements of these more rigorous processes could delay product introductions and increase the costs associated with FDA compliance. Marketing and sale of our products outside the United States are also subject to regulatory clearances and approvals, and if we fail to obtain these regulatory approvals, our sales could suffer.
We cannot assure you that any new products we develop will receive required regulatory approvals from U.S. or foreign regulatory agencies.

We are subject to substantial regulation related to quality standards applicable to our manufacturing and quality processes. Our failure to comply with these standards could have an adverse effect on our business, financial condition, or results of operations.

The FDA regulates the approval, manufacturing, and sales and marketing of our products in the U.S. Although we outsource the manufacture of our products and do not currently manufacture any products currently, our manufacturers may be required to register with the FDA and may be subject to periodic inspection by the FDA for compliance with the FDA’s Quality System Regulation (“QSR”) requirements, which require manufacturers of medical devices to adhere to certain regulations, including testing, quality control and documentation procedures. In addition, the federal Medical Device Reporting regulations require our manufacturers to provide information to the FDA whenever there is evidence that reasonably suggests that a device may have caused or contributed to a death or serious injury or, if a malfunction were to occur, could cause or contribute to a death or serious injury. Compliance with applicable regulatory requirements is subject to continual review and is rigorously monitored through periodic inspections by the FDA. Failure to comply with current governmental regulations and quality assurance guidelines could lead to temporary manufacturing shutdowns, product recalls or related field actions, product shortages or delays in product manufacturing. Efficacy or safety concerns, an increase in trends of adverse events in the marketplace, and/or manufacturing quality issues with respect to our products could lead to product recalls or related field actions, withdrawals, and/or declining sales.

Our profitability and success is subject to risks associated with potential general economic downturn.

Recently, the general health of the U.S. economy has been relatively weakened substantially, a consequence of which has been declining spending by individuals and companies. To the extent the general economic health of the U.S. continues to decline, or to the extent individuals or companies fear such a decline will continue, such individuals and companies may continue to reduce expenditures such as those for the products offered by us because such products may be considered dispensable items in a recession. A continued decline could delay decisions among certain of our customers to purchase our products or could delay decisions by prospective customers to make initial evaluations of our products. Such delays may have a material adverse effect on our business, operating results and financial condition.

A limited public trading market exists for our common stock, which makes it more difficult for our stockholders to sell their common stock in the public markets.

Although our common stock is quoted on the OTC Bulletin Board, or OTCBB, under the symbol “UVFT,” there is currently no active public trading market for our common stock. No assurance can be given that an active market will develop or that a stockholder will ever be able to liquidate our shares of common stock without considerable delay, if at all. Many brokerage firms may not be willing to effect transactions in our securities. Furthermore, our future stock price may be impacted by factors that are unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, lack of available credit, interest rates or international currency fluctuations may adversely affect the future market price and liquidity of our common stock.

Our common stock may be subject to the penny stock rules which may make it more difficult to sell our common stock.

Because our common stock is not listed on any national securities exchange, trading in our common stock is also subject to the regulations regarding trading in “penny stocks,” which are those securities trading for less than $5.00 per share. The following is a list of the general restrictions on the sale of penny stocks:

•
Before the sale of penny stock by a broker-dealer to a new purchaser, the broker-dealer must determine whether the purchaser is suitable to invest in penny stocks. To make that determination, a broker-dealer must obtain, from a prospective investor, information regarding the purchaser’s financial condition and investment experience and objectives. Subsequently, the broker-dealer must deliver to the purchaser a written statement setting forth the basis of the suitability finding and obtain the purchaser’s signature on such statement.

•
A broker-dealer must obtain from the purchaser an agreement to purchase the securities. This agreement must be obtained for every purchase until the purchaser becomes an “established customer.” A broker-dealer may not effect a purchase of a penny stock less than two business days after a broker-dealer sends such agreement to the purchaser.

•
The Securities Exchange Act of 1934, or the Exchange Act, requires that before effecting any transaction in any penny stock, a broker-dealer must provide the purchaser with a “risk disclosure document” that contains, among other things, a description of the penny stock market and how it functions and the risks associated with such investment. These disclosure rules are applicable to both purchases and sales by investors.

•	A dealer that sells penny stock must send to the purchaser, within ten days after the end of each calendar month, a written account statement including prescribed information relating to the security.

These requirements can severely limit the liquidity of securities in the secondary market because few brokers or dealers are likely to be willing to undertake these compliance activities. As a result of our common stock not being listed on a national securities exchange and the rules and restrictions regarding penny stock transactions, an investor’s ability to sell to a third party and our ability to raise additional capital may be limited. We make no guarantee that our market-makers will continue to make a market in our common stock, or that any market for our common stock will continue.

We cannot guarantee that investors will be paid any dividends.

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

Nevada law and our articles of incorporation authorize us to issue shares of stock, which shares may cause substantial dilution to our existing shareholders and/or have rights and preferences greater than our common stock.

Pursuant to our Articles of Incorporation, we have, as of the date of this Report, 75,000,000 shares of common stock authorized. As of the date of this Report, we have 45,080,000 shares of common stock issued and outstanding. As a result, our Board of Directors has the ability to issue a large number of additional shares of common stock without shareholder approval, which if issued could cause substantial dilution to our then shareholders.

We are subject to new corporate governance and internal control reporting requirements, and our costs related to compliance with, or our failure to comply with existing and future requirements, could adversely affect our business.

We face corporate governance requirements under the Sarbanes-Oxley Act of 2002, as well as new rules and regulations subsequently adopted by the SEC and the Public Company Accounting Oversight Board. These laws, rules and regulations continue to evolve and may become increasingly stringent in the future. We are required to include management's report on internal controls as part of our annual report pursuant to Section 404 of the Sarbanes-Oxley Act. Furthermore, under the Sarbanes-Oxley rules, an attestation report on our internal controls from our independent registered public accounting firm will be required as part of our annual report for the fiscal year ending September 30, 2010. We strive to continuously evaluate and improve our control structure to help ensure that we comply with Section 404 of the Sarbanes-Oxley Act. The financial cost of compliance with these laws, rules and regulations is expected to remain substantial. We cannot assure you that we will be able to fully comply with these laws, rules and regulations that address corporate governance, internal control reporting and similar matters. Failure to comply with these laws, rules and regulations could materially adversely affect our reputation, financial condition and the value of our securities.

If we are unable to successfully recruit qualified and experienced employees and personnel, we may not be able to execute our business plan.

Our ability to increase revenues will depend in large part on our ability to successfully recruit, train and retain sales marketing personnel. There can be no assurance that we will be able to find, attract and retain existing employees or that we will be able to find, attract and retain qualified personnel on acceptable terms.  Competition for additional qualified personnel is intense and we may not be able to hire or retain personnel with relevant experience. Any delays or difficulties encountered by us in hiring or retaining qualified personnel may adversely affect our business, operating results and financial condition.

We are dependent on our key employees.

Our success depends to a significant extent upon the continued service of our senior management and key executives, including John J. Lennon, President, CEO and Chief Financial Officer.  Our success depends on the skills, experience and performance of senior management and other key personnel, many of whom have also worked together for only a short period of time. We do not have long-term employment agreements with any member of senior management or other key personnel. Our success also depends on our ability to recruit, train or retain qualified personnel. The loss of the services of any of the key members of senior management, other key personnel, or our inability to recruit, train or retain senior management or key personnel may have a material adverse effect on our business, operating results and financial condition.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

We currently maintain our registered offices at 1694 Falmouth Road #125, Centerville, MA 02632-2933.

ITEM 3.	LEGAL PROCEEDINGS.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock currently trades on the OTC Bulletin Board (“OTCBB”) exchange under the symbol UVFT.OB. Prior to our fiscal year ended September 30, 2009, there was no established trading market for our common stock.  Our common stock began trading on the OTCBB on November 12, 2009.

Stockholders

As of December 29, 2009, we had 45,080,000 shares of common stock outstanding held by 42 shareholders.

Dividends

We have not paid dividends to date and do not anticipate paying any dividends in the foreseeable future. Our Board of Directors intends to follow a policy of retaining earnings, if any, to finance our growth. The declaration and payment of dividends in the future will be determined by our Board of Directors in light of conditions then existing, including our earnings, financial condition, capital requirements and other factors.

Securities Authorized For Issuance under Equity Compensation Plans

None.

Issuer Purchases of Equity Securities

None.

ITEM 6.	SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to provide this information.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this Report. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward-looking statements are based upon estimates, forecasts, and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by us, or on our behalf. We disclaim any obligation to update forward-looking statements.

The discussion and financial statements contained herein are for our fiscal year ended September 30, 2009 and September 30, 2008. The following discussion regarding our financial statements should be read in conjunction with our financial statements included herewith.

Financial Condition as of September 30, 2009.

We reported total current assets of $2,819 at September 30, 2009, consisting exclusively of cash.  Total current liabilities reported of $4,962 consisted of $4,962 in accounts payable and accrued liabilities. We had a working capital deficiency of $2,143 at September 30, 2009.

Net Loss decreased from $68,355 for the year ended September 30, 2008 to $20,828 at September 30, 2009.

We are currently a development stage company focused in the air purification industry, and evaluating opportunities for expansion within that industry through acquisition or other strategic relationships.

Plan of Operation

Background

We were organized under the laws of the State of Nevada on April 4, 2006 under the name “Northwest Chariots, Inc.” and were engaged in the business of renting and selling electrically powered human transporters, like electric bicycles, chariots and quads.  Subsequent to our fiscal year ended September 30, 2009, we decided to change our product mix to air purification products and to focus on the research, development, manufacturing and sales of air purification systems and products.

In furtherance of our business objectives, on November 12, 2009, we effected a 32-1 forward stock split of all our issued and outstanding shares of common stock, and we merged with our wholly-owned subsidiary, UV Flu Technologies, Inc., for the purposes of effecting a name change to “UV Flu Technologies, Inc.”

Subsequent to our fiscal year ended September 30, 2009, effective November 15, 2009, we acquired AmAirpure Inc.’s air purification technology, product, inventory and certain equipment pursuant to an Asset Purchase Agreement with AmAirpure, Inc.  We issued 15,000,000 shares of our common stock to shareholders of AmAirpure in connection with the asset acquisition.

We currently have minimal revenue from operations. In order to meet our business objectives, we will need to raise additional funds through equity or convertible debt financing. There can be no assurance that we will be successful in raising additional funds and, if unsuccessful, our plans for expanding operations and business activities may have to be curtailed. Any attempt to raise funds, through debt or equity financing, would likely result in dilution to existing shareholders.

Cash and Cash Equivalents

As of September 30, 2009, we had cash of $2,819.  As such, we anticipate that we will have to raise additional capital through debt or equity financings to fund our operations and execute our business plan during the next 6 to 12 months.

Critical Accounting Policies

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management of our company to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

Our management routinely makes judgments and estimates about the effects of matters that are inherently uncertain. As the number of variables and assumptions affecting the probable future resolution of the uncertainties increase, these judgments become even more subjective and complex. Our significant accounting policies are discussed in Note 3 to our financial statements for the fiscal year ended September 30, 2009 included in the Form 10-K. We have identified the following accounting policies, described below, as the most important to an understanding of our current financial condition and results of operations.

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
Costs of start-up activities, including organizational costs, are expensed as incurred in accordance with Accounting Standards Codification (“ASC”) subtopic 720-15 (formerly Statements of Position (“SOP”) 98-5).

b)	Income Taxes
We have adopted the ASC subtopic 740-10 (formerly Statement of Financial Accounting Standards (“SFAS”) No. 109 – “Accounting for Income Taxes”).  ASC 740-10 requires the use of the asset and liability method of accounting of income taxes.  Under the asset and liability method of ASC 740-10, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

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

e)	Advertising
Advertising costs are expensed as in accordance with ASC subtopic 720-35 (formerly SOP 93-7).

f)	Basic and Diluted Loss Per Share
In accordance with ASC subtopic 260-10 (formerly SFAS No. 128 – “Earnings Per Share”), the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding.  Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  At September 30, 2009 and 2008, we had no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

g)	Estimated Fair Value of Financial Instruments
The carrying value of our financial instruments, consisting of cash, and accounts payable approximate their fair value due to the short-term maturity of such instruments.  Unless otherwise noted, it is management’s opinion that we are not exposed to significant interest, currency or credit risks arising from these financial statements.

h)	Revenue Recognition
It is our policy that revenues will be recognized in accordance with ASC subtopic 605-10 (formerly SEC Staff Accounting Bulletin (SAB) No. 104, "Revenue Recognition.").  Under ASC 605-10, product revenues (or service revenues) are recognized when persuasive evidence of an arrangement exists, delivery has occurred (or service has been performed), the sales price is fixed and determinable and collectability is reasonably assured.

i)	Currency
Our functional currency is the United States Dollar.  Realized gain or loss on foreign currency transactions are reflected in the income statement.

j)	Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

k)	Cash and Cash Equivalents
Cash is comprised of cash on hand and demand deposits. Cash equivalents include short-term highly liquid investments with original maturities of three months or less that are readily convertible to known amounts of cash and which are subject to an insignificant risk of change in value.

l)	Concentrations
Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents.  At September 30, 2009, we had $2,522 U.S. funds in deposit in a business bank account and U.S. equivalent of $297 in Canadian funds in a business account which are not insured by agencies of the U.S. Government.

m)	Recent Accounting Pronouncements

On July 1, 2009, FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”, also known as FASB Accounting Standards Codification (“ASC”) 105, “Generally Accepted Accounting Principles” (“ASC 105”) (the Codification”). ASC 105 establishes the exclusive authoritative reference for U.S. GAAP for use in financial statements, except for SEC rules and interpretive releases, which are also authoritative GAAP for SEC registrants. The Codification will supersede all existing non-SEC accounting and reporting standards. Management has determined that adoption of this pronouncement has not material impact on the financial statements.

The FASB issued ASC subtopic 855-10 (formerly SFAS 165 “Subsequent Events”), incorporating guidance on subsequent events into authoritative accounting literature and clarifying the time following the balance sheet date which management reviewed for events and transactions that may require disclosure in the financial statements.  The Company adopted this standard effective the second quarter of 2009.  The standard increased our disclosure by requiring disclosure of the date through which subsequent events have been reviewed.  The standard did not change our procedures for reviewing subsequent events.  ASC 855-10 is included in the “Subsequent Events” accounting guidance.

In April 2009, the FASB issued ASC subtopic 820-10 (formerly Staff Position No. FAS 157-4, Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”). ASC 820-10 provides guidance on how to determine the fair value of assets and liabilities when the volume and level of activity for the asset/liability has significantly decreased. FSP 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly. In addition, FSP 157-4 requires disclosure in interim and annual periods of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques. The Company is evaluating the effect of the adoption of FSP 157-4 and determined that it did not have a material impact on its results of operations and financial position.

In July 2006, the FASB issued ASC subtopic 740-10 (formerly Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes”). ASC 740-10 sets forth a recognition threshold and valuation method to recognize and measure an income tax position taken, or expected to be taken, in a tax return. The evaluation is based on a two-step approach. The first step requires an entity to evaluate whether the tax position would “more likely than not,” based upon its technical merits, be sustained upon examination by the appropriate taxing authority. The second step requires the tax position to be measured at the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement. In addition, previously recognized benefits from tax positions that no longer meet the new criteria would no longer be recognized. The application of this Interpretation will be considered a change in accounting principle with the cumulative effect of the change recorded to the opening balance of retained earnings in the period of adoption. Adoption of this new standard is not expected to have a material impact on our financial position, results of operations or cash flows.

In April 2008, the FASB issued ASC 815-40 (formerly Emerging Issues Task Force (“EITF”) 07-05, "Determining whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock"). ASC815-40 applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative, and to any freestanding financial instruments that are potentially settled in an entity’s own common stock. ASC 815-40 is effective for financial statements issued for fiscal years beginning after December 15, 2008.  The Company is currently evaluating the impact ASC 815-40, but does not expect the adoption of this pronouncement will have a material impact on its financial position, results of operations or cash flows.

International Financial Reporting Standards

In November 2008, the Securities and Exchange Commission (“SEC”) issued for comment a proposed roadmap regarding potential use of financial statements prepared in accordance with International Financial Reporting Standards (“IFRS”) as issued by the International Accounting Standards Board. Under the proposed roadmap, the Company would be required to prepare financial statements in accordance with IFRS in fiscal year 2014, including comparative information also prepared under IFRS for fiscal 2013 and 2012. The Company is currently assessing the potential impact of IFRS on its financial statements and will continue to follow the proposed roadmap for future developments.

Results of Operations

The following is Management’s discussion and analysis of certain significant factors which have affected our financial condition and results of operations during the periods included in the accompanying financial statements.

Results of Operations for the Year Ended September 30, 2009 as Compared to the Year Ended September 30, 2008

Revenues

Revenues for the year ended September 30, 2009 were $18,000 compared to $17,900 for the year ended September 30, 2008.

Gross Profit

Our gross profit was $6,880 for the year ended September 30, 2009, as compared to $8,400 for the year ended September 30, 2008. The decrease in gross profit is due to an increase in cost of goods sold from $9,500 for the year ended September 30, 2008 compared to $11,120 for the year ended September 30, 2009.

General and administrative expenses

During the fiscal year ended September 30, 2009, we incurred total expenses of $27,730, as compared to $76,038 for the year ended September 30, 2008. These expenses were related mainly to office and administration, depreciation  and other expenses incurred in relation to activities associated with maintaining a public listing, such as legal and accounting fees.

Expenses or other cash flows in this period may not be indicative of future periods as we are in the early development stage.

Results of Operations for the Year Ended September 30, 2008 as Compared to the period from inception (April 4, 2006) to September 30, 2007

Revenues

Revenues for the year ended September 30, 2008 were $17,900 compared to $0 from the period from April 4, 2006 (Inception) to September 30, 2007.

Gross Profit

Our gross profit was $8,400 for the year ended September 30, 2008, as compared to $0 from the period from April 4, 2006 (Inception) to September 30, 2007.

General and administrative expenses

During the fiscal year ended September 30, 2008, we incurred total expenses of $76,038, as compared to $41,453 for the period form inception (June 8, 2006) to September 30, 2007. These expenses were related mainly to professional fees for activities associated with maintaining a public listing, such as legal and accounting fees.

Liquidity and Capital Resources

As of September 30, 2009, we had cash of $2,819, and working capital deficiency of $2,183.  During the period ended September 30, 2009, we funded our operations from receipts of sales revenues.  We have recognized a total of $35,900 in revenues since our inception.  In order to survive, we are dependant on increasing our sales volume.  Additionally, we plan to continue further financings and we believe that this will provide sufficient working capital to fund our operations for at least the next 12 months. Changes in our operating plans, increased expenses, additional acquisitions, or other events, may cause us to seek additional equity or debt financing in the future.

For the period ended September 30, 2009, we used $1,714 in cash flows to fund operating activities. Net cash used in operating activities reflected $3,922 in depreciation and amortization, $11,119 in changes in current assets and liabilities inventory, and $4,073 in accounts payable and accrued liabilities.

We anticipate that our cash requirements will be significant in the near term due to contemplated development, manufacturing, marketing and sales of our air purification technologies and products. Accordingly, we expect to continue to use cash to fund operations for at least the remaining of our fiscal year ended September 30, 2010, as we look to generating sufficient revenue to meet our needs.

Off-Balance Sheet Arrangements

We presently do not have any off-balance sheet arrangements.

Capital Expenditures

We did not make any capital expenditures in the fiscal year ended September 30, 2009.

The following table outlines payments due under our significant contractual obligations over the periods shown, exclusive of interest:

Payments Due by Period
Contract Obligations At September 30, 2009	Total	Less than 1 Year	1-3 years	3-5 years	More than 5 years
Total Debt	$-	-	$-	$-	$-

The above table outlines our obligations as of September 30, 2009 and does not reflect any changes in our obligations that have occurred after that date.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide this information.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Annual Financial Statements for the year ended September 30, 2009 will follow the text of this Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

During our fiscal year ended September 30, 2009, there were no changes in and disagreements with accountants on accounting and financial disclosure.

On December 21, 2009, Subsequent to our fiscal year ended September 30, 2009, Bateman McDuffie, Inc. formerly known as Bateman & Co., Inc., P.C. (“Bateman”) was dismissed as our independent registered public accounting firm.  Our Board of Directors approved the decision to change our independent registered public accounting firm.

During the last two fiscal years ended September 30, 2008 and 2007, and further through the date of dismissal of Bateman, there have been no disagreements with Bateman on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement if not resolved to the satisfaction of Bateman, would have caused them to make reference to the subject matter of the disagreement(s) in connection with their report on our financial statements for such years; and there were no reportable events, as listed in Item 304(a)(1)(iv) of Regulation S-K.

On December 21, 2009, we engaged Weaver & Martin, LLC (“Weaver”) as our new independent registered public accounting firm to audit our financial statements for this report on Form 10-K for the fiscal year ending September 30, 2009. During the two most recent fiscal years and the interim periods preceding the engagement, we did not consult with Weaver regarding (i) the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, and no written report or oral advice was provided to us by Weaver concluding there was an important factor to be considered by us in reaching a decision as to an accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304 (a)(1)(iv) of Regulation S-K or a reportable event, as that term is described in Item 304 (a)(1)(v) of Regulation S-K.

ITEM 9A.	CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer along with our Principal Financial Officer, of the effectiveness of the design of the our disclosure controls and procedures (as defined by Exchange Act Rule 13a-15(e) and 15d-15(e)) as of the end of our fiscal year pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer along with our Principal Financial Officer concluded that our disclosure controls and procedures are effective at September 30, 2009 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework in   Internal Control – Integrated Framework   issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of September 30, 2009.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Our management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only our management’s report in this annual report.

Changes in Internal Control over Financial Reporting

We have had very limited operations and there were no changes in our internal controls over financial reporting that occurred during the three months ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

ITEM 9B.	OTHER INFORMATION.

On December 29, 2009, we completed the acquisition of certain assets from AmAirpure Inc. pursuant to that certain Asset Purchase Agreement effective November 15, 2009 with AmAirpure, Inc., by issuing 15,000,000 shares of our common stock to shareholders of AmAirpure Inc. The issuance of the common stock pursuant to the Asset Purchase Agreement was exempt from registration under the Securities Act pursuant to Section 4(2) and Regulation D thereof.  We made this determination based on the representations of the shareholders of AmAirpure which included, in pertinent part, that each shareholder was an "accredited investor" within the meaning of Rule 501 of Regulation D promulgated under the Securities Act, and that each shareholder was acquiring our common stock, for investment purposes for its own account and not as nominee or agent, and not with a view to the resale or distribution thereof, and that each shareholder understood that the shares of our common stock may not be sold or otherwise disposed of without registration under the Securities Act or an applicable exemption therefrom.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table sets forth the names and ages of our current directors and executive officers, the principal offices and positions held by each person:

Person	Age	Position

John J. Lennon	53	President, Secretary, Treasurer, Chief Executive Officer, Chief Financial Officer, & Sole Director

John J. Lennon | President, Chief Executive Officer, Chief Financial Officer, Secretary and Sole Director

On November 12, 2009, our Board of Directors appointed Mr. John J. Lennon as President, Secretary, Chief Financial Officer and sole member of the Board of Directors.

From September 2009 to present, Mr. Lennon has served as President, Chief Executive Officer, Chief Financial Officer and Secretary of Celestial Delights USA Corp.; from May 30, 2008 to July 7, 2009, as Treasurer, VP of Finance and Director of Brite-Strike Tactical Illumination Products, Inc.; from February 2009 to June 2009, as President, Chief Financial Officer and Secretary of American Petro-Hunter, Inc., from June 2009, as Chief Financial Officer and Secretary of American Petro-Hunter, Inc.; from May 2009 to October 2009, as President, Chief Financial Officer and Secretary of GC China Turbine Corp.; from March 2009, as President, Chief Financial Officer and Secretary of LED Power Group, Inc.; from 2004, as President of Chamberlain Capital Partners; from 2006, as Director of American Durahomes and from 2005-2007, as Treasurer/Director/VP of Finance of US Starcom. Chamberlain Capital Partners assists companies in the area of maximizing shareholder value through increased sales, cost reduction and refined business strategy. Mr. Lennon has also assisted companies in obtaining debt financing, private placements or other methods of funding. He is responsible for corporate reporting, press releases, and funding related initiatives for American Durahomes, a private corporation, and previously for US Starcom, a public entity. On December 31, 2007, Mr. Lennon was appointed Chief Executive Officer, President, Chief Financial Officer, Secretary, Treasurer and director of Explortex Energy Inc., a publicly reporting company, which is a natural resource exploration company engaged in the participation in drilling of oil and gas in the United States.  Mr. Lennon resigned from his positions at Explortex Energy Inc. on June 29, 2009.  From 1987 to 2004, Mr. Lennon served as Senior Vice President of Janney Montgomery Scott, Osterville, MA, Smith Barney and Prudential Bache Securities, managing financial assets for high net worth individuals.

Mr. Lennon currently serves on the Board of Directors of Celestial Delights USA Corp., AmAirPure, Inc., American Petro-Hunter, Inc. and LED Power Group, Inc.

Audit Committee

Our  Board of Directors  has not  established  a separate  audit committee within the meaning of Section  3(a)(58)(A) of the Securities  Exchange Act of 1934,  as amended  (the  "Exchange  Act").  Instead, the entire Board of Directors acts as the audit committee within the meaning of Section 3(a)(58)(B) of the Exchange Act.  We are seeking candidates for outside directors to serve on a separate audit committee when we establish one. Due to our small size and limited operations and resources, it has been difficult to recruit outside directors.

Audit Committee Financial Expert

We currently do not have an audit committee financial expert or an independent audit committee expert on our Board of Directors.

Code of Ethical Conduct

We have adopted a Code of Ethical Conduct applicable to all employees including our principal executive officer and principal financial officer. The full text of the Code of Ethical Conduct is filed as an exhibit to this report on Form 10-K.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

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

To our knowledge, based solely on our review of the copies of the Section 16(a) reports furnished to us and a review of our shareholders of record for the fiscal year ended September 30, 2009, there were no filing delinquencies.

ITEM 11.	EXECUTIVE COMPENSATION

The summary compensation table below shows certain compensation information for services rendered in all capacities to us by our principal executive officer and by each other executive officer whose total annual salary and bonus exceeded $100,000 during the fiscal periods ended September 30, 2009 and September 30, 2008. Other than as set forth below, no executive officer’s total annual compensation exceeded $100,000 during our last fiscal period.

Summary Compensation Table

Name and Principal Po sition (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)(2)	Option Awards ($) (f)	Non Equity Incentive Plan Compensa tion ($) (g)	Non-qualified Deferred Compensation Earnings ($) (h)	All Other Compensa tion ($) (i)	Total ($) (j)
Ms. Barbara Ceretzke, President and Chief Executive Officer until November 12, 2009	2009	$-0-	$-0-	$-0-	$-0-	-0-	-0-	$-0-	$-0-
Ms. Sharon Dusza, Member of the Board until November 12, 2009	2009	$-0-	$-0-	$-0-	$-0-	-0-	-0-	$-0-	$-0-
John J. Lennon, President, Chief Financial Officer and Sole Director	2009	$-0-	$-0-	$-0-	$-0-	-0-	-0-	$-0-	$-0-

Director Compensation

We do not pay compensation to directors for attendance at meetings. We do reimburse directors for reasonable expenses incurred during the course of their performance. There has been no compensation awarded to, earned by, or paid to any of our named directors during the last fiscal year.

Pension and Retirement Plans

Currently, we do not offer any annuity, pension or retirement benefits to be paid to any of our officers, directors or employees, in the event of retirement. There are also no compensatory plans or arrangements with respect to any individual named above which results or will result from the resignation, retirement or any other termination of employment with our company, or from a change in the control of our Company.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Securities Authorized For Issuance Under Equity Compensation Plans

None.

Security Ownership Of Certain Beneficial Owners And Management

The following table sets forth, as of  December 29, 2009, the number and percentage of outstanding shares of our common stock owned by (i) each person known to us to beneficially own more than 5% of our outstanding common stock, (ii) each director, (iii) each named executive officer, and (iv) all executive officers and directors as a group. Share ownership is deemed to include all shares that may be acquired through the exercise or conversion of any other security immediately or within the next sixty days. Such shares that may be so acquired are also deemed outstanding for purposes of calculating the percentage of ownership for that individual or any group of which that individual is a member. Unless otherwise indicated, the stockholders listed possess sole voting and investment power with respect to the shares shown.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)	Percent of Class of Common Stock

Nu Earth Corp. 495 Grand Boulevard Suite 206 Miramar Beach, FL 32550	2,500,000	5.55%

John J. Lennon 1694 Falmouth Road, Suite 147 Centerville, Massachusetts 02632-2933	4,350,000	9.65%

Ownership of all directors and officers as a group on the date of this report (1 person)	4,350,000	9.65%

(1)
Unless otherwise noted, the security ownership disclosed in this table is of record and beneficial.  Unless provided for otherwise, the address for each of the beneficial owners named below is the Company's business address.

(2)
Under Rule 13-d under the Exchange Act, shares not outstanding but subject to options, warrants, rights, conversion privileges pursuant to which such shares may be acquired in the next 60 days are deemed to be outstanding for the purpose of computing the percentage of outstanding shares owned by the persons having such rights, but are not deemed outstanding for the purpose of computing the percentage for such other persons.

We do not know of any other shareholder who has more than 5 percent of the issued shares.

There are no voting trusts or similar arrangements known to us whereby voting power is held by another party not named herein. We know of no trusts, proxies, power of attorney, pooling arrangements, direct or indirect, or any other contract arrangement or device with the purpose or effect of divesting such person or persons of beneficial ownership of our common shares or preventing the vesting of such beneficial ownership.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

During our fiscal year ended September 30, 2009, there were no transactions with related parties.

Subsequent to our fiscal year ended September 30, 2009, on December 16, 2009, we entered into an Asset Purchase Agreement with AmAirpure, Inc. with an effective date of November 15, 2009 whereby we acquired certain assets in consideration for the issuance of 15,000,000 shares of our common stock.  Mr. Lennon, our President, Chief Financial Officer and sole director is also a director and the President of AmAirpure, Inc. and owns 43.5% of the outstanding shares of AmAirpure, Inc.  Mr. Lennon received  6,525,000 shares of our common stock pursuant to such transaction.

Review, Approval or Ratification of Transactions with Related Persons

Although we adopted a Code of Ethical Conduct on December 10, 2009, we still rely on our board to review related party transactions on an ongoing basis to prevent conflicts of interest. Our board reviews a transaction in light of the affiliations of the director, officer or employee and the affiliations of such person’s immediate family. Transactions are presented to our board for approval before they are entered into or, if this is not possible, for ratification after the transaction has occurred. If our board finds that a conflict of interest exists, then it will determine the appropriate remedial action, if any. Our board approves or ratifies a transaction if it determines that the transaction is consistent with the best interests of the Company.  For the above transaction, the board approved and ratified the transaction, finding it in the best interest of the Company.

Director Independence

During fiscal 2009, we did not have any independent directors on our board.  We evaluate independence by the standards for director independence established by applicable laws, rules, and listing standards including, without limitation, the standards for independent directors established by The New York Stock Exchange, Inc., The NASDAQ National Market, and the Securities and Exchange Commission.

Subject to some exceptions, these standards generally provide that a director will not be independent if (a) the director is, or in the past three years has been, an employee of ours; (b) a member of the director’s immediate family is, or in the past three years has been, an executive officer of ours; (c) the director or a member of the director’s immediate family has received more than $120,000 per year in direct compensation from us other than for service as a director (or for a family member, as a non-executive employee); (d) the director or a member of the director’s immediate family is, or in the past three years has been, employed in a professional capacity by our independent public accountants, or has worked for such firm in any capacity on our audit; (e) the director or a member of the director’s immediate family is, or in the past three years has been, employed as an executive officer of a company where one of our executive officers serves on the compensation committee; or (f) the director or a member of the director’s immediate family is an executive officer of a company that makes payments to, or receives payments from, us in an amount which, in any twelve-month period during the past three years, exceeds the greater of $1,000,000 or two percent of that other company’s consolidated gross revenues.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table shows the fees paid or accrued by us for the audit and other services provided by Bateman McDuffie, Inc. formerly known as Bateman & Co., Inc., P.C. until they were dismissed as our auditors for the fiscal periods shown.

	September 30, 2009	September 30, 2008
Audit Fees	$15,162	$14,260
Audit — Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$15,162	$14,260

The following table shows the fees paid or accrued by us for the audit and other services provided by Weaver & Martin for the fiscal periods shown.

	September 30, 2009		September 30, 2008
Audit Fees &	$		$
Audit Related Fees		6,000		—
Tax Fees		—		—
All Other Fees		—		—
Total		$6,000		$—

Audit fees consist of fees billed for professional services rendered for the audit of our financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by the above auditors in connection with statutory and regulatory fillings or engagements

In the absence of a formal audit committee, the full Board of Directors pre-approves all audit and non-audit services to be performed by the independent registered public accounting firm in accordance with the rules and regulations promulgated under the Securities Exchange Act of 1934, as amended. The Board of Directors pre-approved 100% of the audit, audit-related and tax services performed by the independent registered public accounting firm for the fiscal year ended September 30, 2009. The percentage of hours expended on the principal accountant's engagement to audit the Company's financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was 0%.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibits
The following exhibits are included as part of this report by reference:

3.1(1)	Articles of Incorporation, as amended

3.1(2)	Articles of Merger as filed with the Secretary of State of Nevada on November 12, 2009.

3.2(3)	Bylaws of the Company

10.1(4)	Asset Purchase Agreement dated December 16, 2009

14.1	Code of Ethics

16.1(5)	Letter regarding change of Independent Registered Public Accounting Firm

31.1	Rule 13(a) — 14(a)/15(d) — 14(a) Certification (Principal Executive Officer)

31.2	Rule 13(a) — 14(a)/15(d) — 14(a) Certification (Principal Financial Officer)

32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Incorporated herein by reference to exhibits previously filed on Registrant’s Current Report on Form 8-K, filed on November 12, 2009.
(2) Incorporated herein by reference to the Articles of Merger as filed with the Secretary of State of Nevada on November 12, 2009.
(3) Incorporated herein by reference to exhibits previously filed on Registrant’s Current Report on Form SB-2, filed on January 30, 2007.
(4) Incorporated herein by reference to exhibits previously filed on Registrant’s Current Report on Form 8-K, filed on December 18, 2009.
(5) Incorporated herein by reference to exhibits previously filed on Registrant’s Current Report on Form 8-K, filed on December 23, 2009.

UV FLU TECHNOLOGIES, INC
(A Development Stage Company)
INDEX TO FINANCIAL STATEMENTS

with

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

SEPTEMBER 30, 2009

Page

Report of Independent Registered Public Accounting Firm Weaver & Martin	F-2

Report of Independent Registered Public Accounting Firm Bateman & Co.	F-3

Financial Statements:

Balance Sheets at September 30, 2009 and 2008	F-4

Statements of Operations for the years ended September 30, 2009, and 2008 and from April 4, 2006 through September 30, 2006	F-5

Statements of Stockholders’ Equity for the years ended September 30, 2009, 2008 and 2007 and from April 4, 2006 through September 30, 2006	F-6

Statements of Cash Flows for the years ended September 30, 2009, and 2008 and from April 4, 2006 through September 30, 2006	F-7

Notes to Financial Statements	F-8 to F-13

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
WEAVER & MARTIN

To the Board of Directors and Stockholders
UV Flu Technologies, Inc. (formerly Northwest Chariots Incorporated)
Centerville, Massachusetts

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the balance sheet of UV Flu Technologies, Inc. (formerly Northwest Chariots Incorporated) (a development stage company) as of September 30, 2009 and the related statements of operations, stockholders’ equity, and cash flows for the year then ended and the period of April 4, 2006 (inception) to September 30, 2009.  Amounts for periods prior to October 1, 2008 are based on the reports of other auditors.  UV Flu Technologies, Inc.’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  Our audit of the financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of UV Flu Technologies, Inc. as of September 30, 2009 and the results of its operations, stockholders’ equity, and cash flows for the year then ended and the period of April 4, 2006 (inception) to September 30, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and is dependent upon the continued sale of its securities or obtaining debt financing for funds to meet its cash requirements. These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Weaver & Martin, LLC
Kansas City, Missouri
December 29, 2009

Bateman McDuffie, Inc.
Certified Public Accountants

19 Briar Hollow Lane, Suite 263
 Houston, Texas 77027
 (713) 552-9800
 FAX (713) 552-9700
 www.batemanhouston.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders Of Northwest Chariots Incorporated

We have audited the accompanying balance sheets of Northwest Chariots Incorporated, (a Nevada corporation and a development stage enterprise) as of September 30, 2008, and the related statements of operations, stockholders’ equity, and cash flows for the year ended September 30, 2008, and for the period from inception, April 4, 2006, through September 30, 2008. Northwest Chariots Incorporated’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Northwest Chariots Incorporated (a development stage enterprise) as of September 30, 2008, and the results of its operations and its cash flows for the year ended September 30, 2008, and for the period from inception, April 4, 2006, through September 30, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has had only minimal business operations to date, has suffered losses from development stage activities to date approximating $107,000, and has only approximately $15,000 in working capital, all of which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Bateman McDuffie, Inc.
BATEMAN MCDUFFIE, INC.
(Formerly known as Bateman & Co., Inc., P.C.)

Houston, Texas
December 26, 2008

The accompanying notes are an integral part of these statements

UV FLU TECHNOLOGIES, INC
(Formerly Northwest Chariots Incorporated)
(A Development Stage Company)

BALANCE SHEETS

	September 30, 2009	September 30, 2008

ASSETS

Current Assets
Cash	$2,819	$4,769
Inventory, at cost	-	11,119

Total Current Assets	2,819	15,888

Property and Equipment
Equipment, net of accumulated depreciation of $2,587 and $1,176	2,284	3,695
Other Assets
Website Development Costs, net of amortization (net of amortization of $nil and $966)	-	2,511

Total Assets	$5,103	$22,094

LIABILITIES

Current Liabilities:
Accounts payable and accrued expenses	$4,962	$889

Total Current Liabilities	4,962	889

STOCKHOLDERS’ EQUITY

Capital Stock
Authorized:
75,000,000 common shares, par value $0.001 per share
Issued and outstanding:
4,440,000 common shares at September 30, 2009 and September 30, 2008, respectively	4,440	4,440

Additional paid-in capital	124,560	124,560

Deficit Accumulated During the Development Stage	(127,783)	(106,955)
Accumulated Comprehensive Income (Loss)	(1,076)	(840)

Total Stockholders’ Equity	141	21,205

Total Liabilities and Stockholders’ Equity	$5,103	$22,094

The accompanying notes are an integral part of these statements

UV FLU TECHNOLOGIES, INC
(Formerly Northwest Chariots Incorporated)
(A Development Stage Company)

STATEMENTS OF OPERATIONS

	Year ended September 30, 2009	Year ended September 30, 2008	Cumulative April 4, 2006 (Inception) Through September 30, 2009

Sales and Rental Revenues	$18,000	$17,900	$35,900

Cost of Sales	11,120	9,500	20,620

Gross Profit	6,880	8,400	15,280

Expenses
Depreciation and amortization	3,922	2,142	6,064
Marketing	-	18,959	18,959
Office and administration	5,860	18,413	32,559
Organizational costs	-	-	1,705
Professional fees	17,948	28,738	78,148
Rent	-	7,786	7,786

Total Expenses	27,730	76,038	145,221

(Loss) from Operations	(20,850)	(67,638)	(129,941)

Other Income (Expense)
Gain (Loss) on foreign exchange	22	(717)	2,158

Net (Loss)	$(20,828)	$(68,355)	$(127,783)

Basic And Diluted Loss Per Share	$(0.01)	$(0.02)

Weighted Average Number Of Shares Outstanding	4,440,000	4,440,000

The accompanying notes are an integral part of these statements

UV FLU TECHNOLOGIES, INC
(Formerly Northwest Chariots Incorporated)
(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY AND OTHER COMPREHENSIVE INCOME

				DEFICIT ACCUMULATED	ACCUMULATED
			ADDITIONAL	DURING THE	OTHER COMPRE-
	CAPITAL STOCK		PAID-IN	DEVELOPMENT	HENSIVE
	SHARES	AMOUNT	CAPITAL	STAGE	INCOME (LOSS)	TOTAL
Inception,
April 4, 2006 – Shares issued for cash at $0.01	1,500,000	$1,500	$13,500	$-	$-	$15,000
September 25, 2006 – Shares issued for cash at $0.01	2,000,000	2,000	18,000	-	-	20,000
Net loss for the period ended September 30, 2006	-	-	-	(1,751)	-	(1,751)

Balances, September 30, 2006	3,500,000	3,500	31,500	(1,751)	-	33,249

September 18, 2007 – Shares issued for cash at $0.10	940,000	940	93,060	-	-	94,000
Net Loss for the year ended September 30, 2007	-	-	-	(36,849)	-	(36,849)

Balances, September 30, 2007	4,440,000	4,440	124,560	(38,600)	-	90,400

Net Loss for the year ended September 30, 2008	-	-	-	(68,355)	-	(68,355)
Change in other comprehensive income - Foreign currency translation adjustment	-	-	-	-	(840)	(840)
Total comprehensive income (loss) (Memo total)						(69,195)

Balances, September 30, 2008	4,440,000	4,440	124,560	(106,955)	(840)	21,205

Net Loss for the year ended September 30, 2009	-	-	-	(20,828)	-	(20,828)
Change in other comprehensive income - Foreign currency translation adjustment	-	-	-	-	(236)	(236)
Total comprehensive income (loss) (Memo total)						(21,064)

Balances, September 30, 2009	4,440,000	$4,440	$124,560	$(127,783)	$(1,076)	$141

The accompanying notes are an integral part of these statements

 UV FLU TECHNOLOGIES, INC
(Formerly Northwest Chariots Incorporated)
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

	Year ended September 30, 2009	Year ended September 30 2008	Cumulative April 04, 2006 (Inception) Through September 30, 2009

Cash Flows from Operating Activities:
Net (loss)	$(20,828)	$(68,355)	$(127,783)

Adjustments to Reconcile Net Loss to Net Cash Used by Operating Activities:
Depreciation and amortization	3,922	2,142	6,064
Changes in current assets and liabilities
Inventory	11,119	(11,119)	-
Accounts payable and accrued liabilities	4,073	(5,191)	4,962
Net Cash Flows (Used In) Operating Activities	(1,714)	(82,523)	(116,757)

Cash Flows from Investing Activities:
Additions to equipment	-	(4,871)	(4,871)
Increase in website development costs	-	(3,477)	(3,477)
Net Cash (Used In) Investing Activities	-	(8,348)	(8,348)

Cash Flows From Financing Activity:
Sale of common shares	-	-	129,000
Net Cash Flows (Used In) Provided by Financing Activities	-	-	129,000

Net Cash Flows	(1,714)	(90,871)	3,895
Foreign currency translation adjustment	(236)	(840)	(1,076)

Cash, Beginning Of Period	4,769	96,480	-

Cash, End Of Period	$2,819	$4,769	$2,819

Supplemental Disclosure Of Cash Flow Information
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these statements

UV FLU TECHNOLOGIES, INC
(Formerly Northwest Chariots Incorporated)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

1.	NATURE AND CONTINUANCE OF OPERATIONS

a)	Organization
UV FLU TECHNOLOGIES, INC (referred to herein as “we”, “us”, “our” and similar terms) was incorporated as NORTHWEST CHARIOTS INCORPORATED in the State of Nevada, United States of America, on April 04, 2006.  On November 12, 2009, the Company changed its name from “Northwest Chariots Incorporated” to “UV Flu Technologies, Inc.  The Company year-end is September 30th.

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

Our accompanying financial statements have been prepared in conformity with GAAP, which contemplates our continuation as a going concern.  However, we have minimal business operations to date.  In addition, at September 30, 2009, we had incurred losses of $127,783, and have working capital deficit of 2,143.  These matters raise substantial doubt about our ability to continue as going concern.  In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon our ability to meet our financing requirements, raise additional capital, and the success of our future operations.  There is no assurance that future capital raising plans will be successful in obtaining sufficient funds to assure our eventual profitability.  While management believes that actions planned and presently being taken to revise our operating and financial requirements provide the opportunity for us to continue as a going concern, there is no assurance the actions will be successful.  In addition, recent events in worldwide capital markets may make it more difficult for us to raise additional equity or debt capital.

Our financial statements do not include any adjustments that might result from these uncertainties.

3.	SIGNIFICANT ACCOUNTING POLICIES

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
Costs of start-up activities, including organizational costs, are expensed as incurred in accordance with Accounting Standards Codification (“ASC”) subtopic 720-15 (formerly Statements of Position (“SOP”) 98-5).

UV FLU TECHNOLOGIES, INC
(Formerly Northwest Chariots Incorporated)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

3.	SIGNIFICANT ACCOUNTING POLICIES (cont’d)

b)	Income Taxes
We have adopted the ASC subtopic 740-10 (formerly Statement of Financial Accounting Standards (“SFAS”) No. 109 – “Accounting for Income Taxes”).  ASC 740-10 requires the use of the asset and liability method of accounting of income taxes.  Under the asset and liability method of ASC 740-10, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

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

e)	Advertising
Advertising costs are expensed as in accordance with ASC subtopic 720-35 (formerly SOP 93-7).

f)	Basic and Diluted Loss Per Share
In accordance with ASC subtopic 260-10 (formerly SFAS No. 128 – “Earnings Per Share”), the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding.  Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  At September 30, 2009 and 2008, we had no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

g)	Estimated Fair Value of Financial Instruments
The carrying value of our financial instruments, consisting of cash, and accounts payable approximate their fair value due to the short-term maturity of such instruments.  Unless otherwise noted, it is management’s opinion that we are not exposed to significant interest, currency or credit risks arising from these financial statements.

h)	Revenue Recognition
It is our policy that revenues will be recognized in accordance with ASC subtopic 605-10 (formerly SEC Staff Accounting Bulletin (SAB) No. 104, "Revenue Recognition.").  Under ASC 605-10, product revenues (or service revenues) are recognized when persuasive evidence of an arrangement exists, delivery has occurred (or service has been performed), the sales price is fixed and determinable and collectability is reasonably assured.

UV FLU TECHNOLOGIES, INC
(Formerly Northwest Chariots Incorporated)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

i)	Currency
Our functional currency is the United States Dollar.  Realized gain or loss on foreign currency transactions are reflected in the income statement.

j)	Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

k)	Cash and Cash Equivalents
Cash is comprised of cash on hand and demand deposits. Cash equivalents include short-term highly liquid investments with original maturities of three months or less that are readily convertible to known amounts of cash and which are subject to an insignificant risk of change in value.

l)	Concentrations
Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents.  At September 30, 2009, we had $2,522 U.S. funds in deposit in a business bank account and U.S. equivalent of $297 in Canadian funds in a business account which are not insured by agencies of the U.S. Government.

m)	Recent Accounting Pronouncements

On July 1, 2009, FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”, also known as FASB Accounting Standards Codification (“ASC”) 105, “Generally Accepted Accounting Principles” (“ASC 105”) (the Codification”). ASC 105 establishes the exclusive authoritative reference for U.S. GAAP for use in financial statements, except for SEC rules and interpretive releases, which are also authoritative GAAP for SEC registrants. The Codification will supersede all existing non-SEC accounting and reporting standards. Management has determined that adoption of this pronouncement has not material impact on the financial statements.

The FASB issued ASC subtopic 855-10 (formerly SFAS 165 “Subsequent Events”), incorporating guidance on subsequent events into authoritative accounting literature and clarifying the time following the balance sheet date which management reviewed for events and transactions that may require disclosure in the financial statements.  The Company adopted this standard effective the second quarter of 2009.  The standard increased our disclosure by requiring disclosure of the date through which subsequent events have been reviewed.  The standard did not change our procedures for reviewing subsequent events.  ASC 855-10 is included in the “Subsequent Events” accounting guidance.

In April 2009, the FASB issued ASC subtopic 820-10 (formerly Staff Position No. FAS 157-4, Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”). ASC 820-10 provides guidance on how to determine the fair value of assets and liabilities when the volume and level of activity for the asset/liability has significantly decreased. FSP 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly. In addition, FSP 157-4 requires disclosure in interim and annual periods of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques. The Company is evaluating the effect of the adoption of FSP 157-4 and determined that it did not have a material impact on its results of operations and financial position.

UV FLU TECHNOLOGIES, INC
(Formerly Northwest Chariots Incorporated)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

In July 2006, the FASB issued ASC subtopic 740-10 (formerly Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes”). ASC 740-10 sets forth a recognition threshold and valuation method to recognize and measure an income tax position taken, or expected to be taken, in a tax return. The evaluation is based on a two-step approach. The first step requires an entity to evaluate whether the tax position would “more likely than not,” based upon its technical merits, be sustained upon examination by the appropriate taxing authority. The second step requires the tax position to be measured at the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement. In addition, previously recognized benefits from tax positions that no longer meet the new criteria would no longer be recognized. The application of this Interpretation will be considered a change in accounting principle with the cumulative effect of the change recorded to the opening balance of retained earnings in the period of adoption. Adoption of this new standard is not expected to have a material impact on our financial position, results of operations or cash flows.

In April 2008, the FASB issued ASC 815-40 (formerly Emerging Issues Task Force (“EITF”) 07-05, "Determining whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock"). ASC815-40 applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative, and to any freestanding financial instruments that are potentially settled in an entity’s own common stock. ASC 815-40 is effective for financial statements issued for fiscal years beginning after December 15, 2008.  The Company is currently evaluating the impact ASC 815-40, but does not expect the adoption of this pronouncement will have a material impact on its financial position, results of operations or cash flows.

International Financial Reporting Standards

In November 2008, the Securities and Exchange Commission (“SEC”) issued for comment a proposed roadmap regarding potential use of financial statements prepared in accordance with International Financial Reporting Standards (“IFRS”) as issued by the International Accounting Standards Board. Under the proposed roadmap, the Company would be required to prepare financial statements in accordance with IFRS in fiscal year 2014, including comparative information also prepared under IFRS for fiscal 2013 and 2012. The Company is currently assessing the potential impact of IFRS on its financial statements and will continue to follow the proposed roadmap for future developments.

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

As at September 30, 2009 and 2008, there are no outstanding options or warrants.

5.	INCOME TAXES

We are subject to US and Canadian income taxes.  To date, we have accumulated losses of approximately $127,783, and therefore have paid no income tax.  We expect tax rates in both the US and Canada to be approximately 34%.  Substantially all operations to date have been in Canada.

UV FLU TECHNOLOGIES, INC
(Formerly Northwest Chariots Incorporated)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

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

The provision for refundable Federal income tax, using an effective tax rate of thirty-four percent (34%), consists of the following:
	Year Ended September 30, 2009	Year Ended September 30, 2008
Refundable Federal income tax attributable to:
Current operations	$(7,000)	$(23,200)
Change in deferred tax valuation allowance	7,000	23,200
Net refundable amount	-	-

The cumulative tax effect at the expected rate of thirty-four percent (34%) of significant items comprising our net deferred tax amount is as follows:

	September 30, 2009	September 30, 2008
Deferred tax asset attributable to:
Net operating loss carryover	$43,400	$36,400
Less, Valuation allowance	(43,400)	(36,400)
Net deferred tax asset	-	-

At September 30, 2009, we had an unused NOL carryover approximating $127,783 that is available to offset future taxable income; it expires the beginning in 2026.

6.	RELATED PARTY TRANSACTIONS

The President and Secretary performed services on our behalf without compensation during the period ended September 30, 2009 and 2008.  No provision for these costs has been provided since it has been determined that they are immaterial.

7.	SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through December 29, 2009, the date the financial statements were issued, and have noted the  following items:

On October 12, 2009, 3,500,000 shares were surrendered and cancelled

On November 12, 2009, the Company completed a forward split of issued  and outstanding shares of common stock on the basis of thirty-two (32) common shares for one (1) pre-split common share.  Accordingly, following the forward-split, 30,080,000 common shares are issued and outstanding in the capital stock of the Company.

On November 12, 2009, the Company changed its name from “Northwest Chariots Incorporated” to “UV Flu Technologies, Inc.  The Company’s new trading symbol under the OTC Bulletin Board is “UVFT”.

UV FLU TECHNOLOGIES, INC
(Formerly Northwest Chariots Incorporated)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

On December 16, 2009, the Company entered into an Asset Purchase Agreement with AmAirpure, Inc., a related party, whereby the Company acquires certain of their assets relating to the design, development, manufacture, sale and distribution of technology and products including air purification systems.  The agreement includes the transfer of 15,000,000 shares of restricted common stock of the Company.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 29th day of December, 2009.

UV FLU TECHNOLOGIES, INC

By:	/s/ John J. Lennon

Name: John J. Lennon
Title: President, Chief Executive Officer and Chief Financial Officer