Form 10-Q
period 2009-12-31
UV FLU TECHNOLOGIES INC
filed 2010-02-16
CIK 1385310

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-140322

UV FLU TECHNOLOGIES, INC
(Exact name of registrant as specified in its charter)

NEVADA	98-0496885
(State of incorporation)	(IRS Employer ID No.)

1694 Falmouth Road, Suite 147,
Centerville, Massachusetts  02632-2933
(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code:  (780) 691-1188

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required o submit and post such files).
☐ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☐	Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer (Do not check if smaller reporting company)	☒	Smaller Reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 16, 2010
Common stock, $.001 par value	45,080,000

UV FLU TECHNOLOGIES, INC.
FORM 10-Q

December 31, 2009

INDEX

PAGE
PART I—FINANCIAL INFORMATION	4

Item 1. Financial Statements (unaudited).	4

Condensed Balance Sheets as of December 31, 2009 (Unaudited) and September 30, 2009 (Audited).	4

Condensed Statements of Operations for the three month periods ended December 31, 2009 and 2008 and for the period from April 4, 2006 (inception) to December 31, 2009 (Unaudited).	5

Condensed Statements of Cash Flows for the three month periods ended December 31, 2009 and 2008 and for the period from April 4, 2006 (inception) to December 31, 2009 (Unaudited).	6

Notes to Financial Statements.	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.	13

Item 3. Quantitative and Qualitative Disclosures About Market Risk.	14

Item 4. Controls and Procedures.	14

PART II—OTHER INFORMATION	15

Item 1. Legal Proceedings.	15

Item 1A. Risk Factors.	15

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	20

Item 3. Defaults Upon Senior Securities.	21

Item 4. Submission of Matters to a Vote of Security Holders.	21

Item 5. Other Information.	21

Item 6. Exhibits.	21

Signature Page	22

Certifications
Exhibit 31.1
Exhibit 31.2
Exhibit 32

FORWARD-LOOKING STATEMENTS

This Report on Form 10-Q contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward-looking statements included in this report. Such statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” or similar terms, variations of such terms or the negative of such terms. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements. Such statements address future events and conditions concerning, among others, capital expenditures, earnings, litigation, regulatory matters, liquidity and capital resources and accounting matters. Actual results in each case could differ materially from those anticipated in such statements by reason of factors such as future economic conditions, changes in consumer demand, legislative, regulatory and competitive developments in markets in which we operate, results of litigation and other circumstances affecting anticipated revenues and costs, and the risk factors set forth under the heading “Risk Factors” in our Annual report on Form 10-K for the fiscal year ended September 30, 2009, filed on December 29, 2009.

As used in this Form 10-Q, “we,” “us” and “our” refer to UV Flu Technologies, Inc., which is also sometimes referred to as the “Company.”

YOU SHOULD NOT PLACE UNDUE RELIANCE ON THESE FORWARD LOOKING STATEMENTS

The forward-looking statements made in this report on Form 10-Q relate only to events or information as of the date on which the statements are made in this report on Form 10-Q. Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, after the date on which the statements are made or to reflect the occurrence of unanticipated events. You should read this report and the documents that we reference in this report, including documents referenced by incorporation, completely and with the understanding that our actual future results may be materially different from what we expect or hope.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

UV FLU TECHNOLOGIES, INC
(A Development Stage Company)

CONDENSED BALANCE SHEETS

	December 31, 2009 (Unaudited)	September 30, 2009 (Audited)

ASSETS

Current Assets
Cash	$20,025	$2,819
Inventory, at cost	44,500	-

Total Current Assets	64,525	2,819

Property and Equipment
Equipment, net of accumulated depreciation of $nil and $2,587	-	2,284

Total Assets	$64,525	$5,103

LIABILITIES

Current Liabilities:
Accounts payable and accrued expenses	$25,405	$4,962
Loans payable	86,660	-

Total Current Liabilities	112,065	4,962

STOCKHOLDERS’ EQUITY

Capital Stock
Authorized:
75,000,000 common shares, par value $0.001 per share
Issued and outstanding:
45,080,000 common shares at December 31, 2009 and 142,080,000 common shares at September 30, 2009,	45,080	4,440

Additional paid-in capital	128,420	124,560

Deficit Accumulated During the Development Stage	(221,040)	(127,783)

Accumulated Comprehensive Income (loss)	-	(1,076)

Total Stockholders’ Equity	(47,540)	141

Total Liabilities and Stockholders’ Equity	$64,525	$5,103

The accompanying notes are an integral part of these statements.

UV FLU TECHNOLOGIES, INC
(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three-month period ended December 31, 2009		Three-month period ended December 31, 2008		Cumulative April 4, 2006 (Inception) Through December 31, 2009

Sales and Rental Revenues		$-		$6,000	$35,900

Cost of Sales		-		5,560	20,620

Gross Profit		-		440	15,280

Expenses
Depreciation and amortization		-		643	6,064
Marketing		25,692		-	44,651
Office and administration		3,478		1,186	36,037
Organizational costs		-		-	1,705
Professional fees		41,894		5,855	120,042
Rent		-		-	7,786
Consulting		10,400			10,400
Investor relations		11,829		-	11,829

Total Expenses		93,293		7,684	238,514

(Loss) from Operations		(93,293)		(7,244)	(223,234)

Other Income (Expense)
Gain on sale of assets		1,116			1,116
Gain (Loss) on foreign exchange		(1,080)		(31)	1,078

Net (Loss)		$(93,257)		$(7,213)	$(221,040)

Basic And Diluted Loss Per Share	$	Nil	$	Nil

Weighted Average Number Of Shares Outstanding		47,134,348		142,080,000

UV FLU TECHNOLOGIES, INC
(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Month Period ended December 31, 2009	Three Month Period ended December 31, 2008	Cumulative April 04, 2006 (Inception) Through December 31, 2009

Cash Flows from Operating Activities:
Net (loss)	$(93,257)	$(7,213)	$(221,040)

Adjustments to Reconcile Net Loss to Net Cash Used by Operating Activities:
Depreciation and amortization	-	643	6,064
Gain on sale of assets	(1,116)	-	(1,116)
Changes in current assets and liabilities
Inventory	-	5,559	-
Loans payable	86,660	-	86,660
Accounts payable and accrued liabilities	20,443	1,016	25,405
Net Cash Flows provided by Operating Activities	12,730	5	(104,027)

Cash Flows from Investing Activities:
Sales proceeds of equipment	3,400	-	(1,471)
Increase in website development costs	-	-	(3,477)
Net Cash provided by Investing Activities	3,400	-	(4,948)

Cash Flows From Financing Activity:
Sale of common shares	-	-	129,000
Net Cash Flows provided by Financing Activities	-	-	129,000

Net Cash Flows	16,130	5	20,025

Foreign Currency translation adjustment	1,076	(297)	-

Cash, Beginning Of Period	2,819	4,769	-

Cash, End Of Period	$20,025	$4,477	$20,025

Supplemental Disclosure Of Cash Flow Information
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Inventory acquired through issuance of shares	$44,500	$-	$-
Shares issued	15,000,000	-	-
The accompanying notes are an integral part of these statements.

UV FLU TECHNOLOGIES, INC
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS

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

The Company  is in the development stage and during the three months ended December 31, 2009, we have no revenue from our current operations.  To generate revenue, our new business plan  is to focus on the research, development, manufacturing and sales of air purification systems and products. We will focus initially on the commercial market, targeting medical, hospitality and commercial property customers in the United States.

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

Our accompanying unaudited financial statements have been prepared in conformity with GAAP, which contemplates our continuation as a going concern.  However, we have minimal business operations to date.  In addition, at December 31, 2009, we had incurred losses of $221,040, and have working capital deficit of 47,540.  These matters raise substantial doubt about our ability to continue as going concern.  In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon our ability to meet our financing requirements, raise additional capital, and the success of our future operations.  There is no assurance that future capital raising plans will be successful in obtaining sufficient funds to assure our eventual profitability.  While management believes that actions planned and presently being taken to revise our operating and financial requirements provide the opportunity for us to continue as a going concern, there is no assurance the actions will be successful.  In addition, recent events in worldwide capital markets may make it more difficult for us to raise additional equity or debt capital.

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
 (A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS

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

Property and equipment is stated at cost, and is depreciated over estimated useful lives using primarily the straight line method for financial reporting purposes.  Useful lives range from 3 to 5 years.  We evaluate equipment at least annually for impairment.  As of December 31, 2009, all of the property and equipment had been sold for a net gain of $1,116.   The Company has no property and equipment of value as of December 31, 2009.

e)	Advertising

Advertising costs are expensed as in accordance with ASC subtopic 720-35 (formerly SOP 93-7).

f)	Basic and Diluted Loss Per Share

In accordance with ASC subtopic 260-10 (formerly SFAS No. 128 – “Earnings Per Share”), the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding.  Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  At December 31, 2009 and 2008, we had no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

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

UV FLU TECHNOLOGIES, INC
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS

3.	SIGNIFICANT ACCOUNTING POLICIES (cont’d)

i)	Currency

Our functional currency is the United States Dollar.  Realized gain or loss on foreign currency transactions are reflected in the income statement.

j)	Use of Estimates

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

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents.  At December 31, 2009, we had $20,025 U.S. funds in deposit in a business bank account.

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

The FASB issued ASC subtopic 855-10 (formerly SFAS 165 “Subsequent Events”), incorporating guidance on subsequent events into authoritative accounting literature and clarifying the time following the balance sheet date which management reviewed for events and transactions that may require disclosure in the financial statements.  The Company adopted this standard effective the second quarter of 2009.  The standard increased our disclosure by requiring disclosure reviewing subsequent events.  ASC 855-10 is included in the “Subsequent Events” accounting guidance.

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

UV FLU TECHNOLOGIES, INC
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS

3.	SIGNIFICANT ACCOUNTING POLICIES (cont’d)

m)	Recent Accounting Pronouncements (cont’d)

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

In June 2009, the FASB issued ASC 105 Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles. The FASB Accounting Standards Codification TM (the “Codification”) has become the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with Generally Accepted Accounting Principles (“GAAP”). All existing accounting standard documents are superseded by the Codification and any accounting literature not included in the Codification will not be authoritative. Rules and interpretive releases of the SEC issued under the authority of federal securities laws, however, will continue to be the source of authoritative generally accepted accounting principles for SEC registrants. Effective September 30, 2009, all references made to GAAP in our consolidated financial statements will include references to the new Codification. The Codification does not change or alter existing GAAP and, therefore, will not have an impact on our financial position, results of operations or cash flows.

In June 2009, the FASB issued changes to the consolidation guidance applicable to a variable interest entity (VIE). FASB ASC Topic 810, "Consolidation," amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is, therefore, required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis. The qualitative analysis will include, among other things, consideration of who has the power to direct the activities of the entity that most significantly impact the entity's economic performance and who has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. This standard also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE. FASB ASC 810 also requires enhanced disclosures about an enterprise's involvement with a VIE. Topic 810 is effective as of the beginning of interim and annual reporting periods that begin after November 15, 2009. This will not have an impact on the Company’s financial position, results of operations or cash flows.

UV FLU TECHNOLOGIES, INC
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS

3.	SIGNIFICANT ACCOUNTING POLICIES (cont’d)

m)	Recent Accounting Pronouncements (cont’d)

In June 2009, the FASB issued Financial Accounting Standards Codification No. 860 - Transfers and Servicing. FASB ASC No. 860 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement, if any, in transferred financial assets. FASB ASC No. 860 is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of FASB ASC No. 860 will have on its financial statements.

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

4.	ASSET ACQUISITION

On December 16, 2009, the Company entered into an Asset Purchase Agreement with an effective date of November 15, 2009, with AmAirpure, Inc., a related party, whereby the Company acquires certain of their assets relating to the design, development, and manufacture of technology and products including air purification systems.  The agreement resulted in the issuance of 15,000,000 shares of common stock of the Company. The assets acquired included inventory, valued at sellers cost of $44,500, and a patent valued at $nil.  The shares given were valued at the fair market value of the assets acquired.

5.	LOANS PAYABLE

At December 31, 2009, the Company had a third party loan payable for $86,660 (September 30, 2009 - $nil).  The loan bears interest at a rate of 10% per annum, and is due on demand.  Arrears in payment of the principal and any interest shall bear interest at the rate of 30% per year calculated annually.

6.	COMMON STOCK

Our authorized common stock consists of 75,000,000 shares with a par value of $0.001 per share.

On April 04, 2006, we issued 48,000,000 shares of common stock at a price of $0.01 for cash totalling $15,000.

On November 25, 2006, we issued 64,000,000 shares of common stock at a price of $0.01 for cash totalling $20,000.

On September 18, 2007, we issued 30,080,000 shares of common stock at a price of $0.10 for cash totalling $94,000.

On October 12, 2009, 112,000,000 shares of common stock  were surrendered and cancelled.

On November 12, 2009, a forward split 32:1 was approved and enacted.

On December 16, 2009, we issued 15,000,000 shares of common stock  for assets purchased. See Note 4.

As at December 31, 2009 and 2008, there are no outstanding options or warrants.

UV FLU TECHNOLOGIES, INC
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS

7.	INCOME TAXES

We are subject to US and Canadian income taxes.  To date, we have accumulated losses of approximately $221,040, and therefore have paid no income tax.  We expect tax rates in both the US and Canada to be approximately 34%.  Substantially all operations prior to September 30, 2009  have been in Canada.  Substantially all operations going forward will be in the United States.

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

The provision for refundable Federal income tax, using an effective tax rate of thirty-four percent (34%), consists of the following:
	Period Ended December 31, 2009	Year Ended September 30, 2009
Refundable Federal income tax attributable to:
Current operations	$(31,700)	$(7,000)
Change in deferred tax valuation allowance	31,700	7,000
Net refundable amount	-	-

The cumulative tax effect at the expected rate of thirty-four percent (34%) of significant items comprising our net deferred tax amount is as follows:

	December 31, 2009	September 30, 2009
Deferred tax asset attributable to:
Net operating loss carryover	$75,200	$43,400
Less: Valuation allowance	(75,200)	(43,400)
Net deferred tax asset	-	-

At December 31, 2009, we had an unused NOL carryover of approximating $221,040 that is available to offset future taxable income; it expires the beginning in 2026.

8.	SUBSEQUENT EVENTS

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through February 16, 2010, the date the financial statements were issued.

There are no subsequent events to disclose.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our financial statements and notes thereto included elsewhere in this quarterly report. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward-looking statements are based upon estimates, forecasts, and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by us, or on our behalf. We disclaim any obligation to update forward-looking statements.

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

On November 15, 2009, we acquired AmAirpure Inc.’s air purification technology, product, inventory and certain equipment pursuant to an Asset Purchase Agreement with AmAirpure, Inc.  We issued 15,000,000 shares of our common stock to shareholders of AmAirpure in connection with the asset acquisition.  Additionally, on November 25, 2009, we entered into a Distribution Agreement with Puravair Distributors LLC (“Puravair”) where we appointed Puravair as our exclusive master distributor for our Viraguard UV-400 product and our other products for the professional, medical and commercial markets in the U.S. and Canada.

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

 The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  We believe certain critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.  A description of our critical accounting policies is set forth in our Annual Report on Form 10-K for the year ended September 30, 2009.  As of, and for the three months ended December 31, 2009, there have been no material changes or updates to our critical accounting policies.

Results of Operations

The following discussion of the financial condition, results of operations, cash flows and changes in our financial position should be read in conjunction with our audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009 filed on December 29, 2009.

Comparison of three month periods ended December 31, 2009 and December 31, 2008

During the three month periods ended December 31, 2009 and November 30, 2008, we earned revenues of $0 and $6,000, respectively.

For the three month periods ended December 31, 2009 and December 31, 2008, we incurred a loss of $93,257 and $7,213, respectively.  The increase was largely attributed to increased marketing expenses, professional fees, consulting expenses and investor relations expenses.

Period from inception, April 4, 2006 to December 31, 2009

Since inception, we have an accumulated deficit during the development stage of $221,040.

Liquidity and Capital Resources

As of December 31, 2009, we had $20,025 in cash and a working capital deficiency of $47,540.  During the three month period ended December 31, 2009, our primary sources of cash were loan proceeds and an increase in accounts payable.

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

For the three month period ended December 31, 2009, we generated net cash of $16,130, primarily from loan proceeds of $86,660, an increase in accounts payable of $20,433, and proceeds of $3,400 from the sales of equipment, offset by a loss of $93,257 from operating activities. However, we completed the acquisition of certain assets of AmAirpure issuing shares of our common stock.

We anticipate that our cash requirements will be significant in the near term due to our expected implementation of our marketing and sales goals.  Accordingly, we expect to continue to use cash to fund operations for at least the remaining of our fiscal year ending September 30, 2010.

Off-Balance Sheet Transactions

There are no off-balance sheet items.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4. Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer along with our Principal Financial Officer, of the effectiveness of the design of the our disclosure controls and procedures (as defined by Exchange Act Rule 13a-15(e) and 15a-15(e)) as of the end of our fiscal quarter pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer along with our Principal Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal controls over financial reporting that occurred during the three months ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

With the exception of historical facts stated herein, the matters discussed in this report on Form 10-Q are “forward looking” statements that involve risks and uncertainties that could cause actual results to differ materially from projected results. Such “forward looking” statements include, but are not necessarily limited to statements regarding anticipated levels of future revenues and earnings from the operations of UV Flu Technologies, Inc. (the “Company,” “we,” “us” or “our”), projected costs and expenses related to our operations, liquidity, capital resources, and availability of future equity capital on commercially reasonable terms. Factors that could cause actual results to differ materially are discussed below. We disclaim any intent or obligation to publicly update these “forward looking” statements, whether as a result of new information, future events or otherwise.

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

We incurred net losses of approximately $93,257 for our fiscal quarter ended December 31, 2009. As of December 31, 2009, we had an accumulated deficit of approximately $221,040.  We have not achieved profitability in any period, and we expect to continue to incur net losses for the foreseeable future. Should we continue to incur net losses in future periods, we may not be able to increase the number of employees or our investment in capital equipment, sales and marketing programs and research and development in accordance with present plans. Continuation of net losses may also require us to secure additional financing sooner than expected. Such financing may not be available in sufficient amounts, or on terms acceptable to us and may dilute existing shareholders.

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

We are subject to new corporate governance and internal control reporting requirements, and our costs related to compliance with, or our failure to comply with existing and future requirements, could adversely affect our business .

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

 Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

At December 31, 2009, the Company had a third party loan payable for $86,660 (September 30, 2009 - $nil).  The loan bears interest at a rate of 10% per annum, and is due on demand.  Arrears in payment of the principal and any interest shall bear interest at the rate of 30% per year calculated annually.

Item 6. Exhibits.

Exhibit Number	Name

10.1	Distribution Agreement with Puravair Distributors LLC

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)

31.2	Rule 13a-14(d)/15d-14(d) Certification (Principal Financial Officer)

32	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 16th day of February, 2010.

UV FLU TECHNOLOGIES, INC

By:	/s/ John J. Lennon

Name: John J. Lennon
Title: President, Chief Executive Officer and Chief Financial Officer