Form 10-Q
period 2010-03-31
UV FLU TECHNOLOGIES INC
filed 2010-05-17
CIK 1385310

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 333-140322

UV FLU TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0496885
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

1694 Falmouth Road, Suite 150
Centerville, Massachusetts 02632-2933
(Address of principal executive offices) (Zip Code)

(780) 691-1188
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required o submit and post such files).  ☐ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☐	Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer (Do not check if smaller reporting company)	☒	Smaller Reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes   ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 13, 2010
Common stock, $.001 par value	45,080,000

UV FLU TECHNOLOGIES, INC.
FORM 10-Q

March 31, 2010

FORWARD-LOOKING STATEMENTS

This Report on Form 10-Q contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward-looking statements included in this report.  Such statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” or similar terms, variations of such terms or the negative of such terms.  Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements.  Such statements address future events and conditions concerning, among others, capital expenditures, earnings, litigation, regulatory matters, liquidity and capital resources, and accounting matters.  Actual results in each case could differ materially from those anticipated in such statements by reason of factors such as future economic conditions, changes in consumer demand, legislative, regulatory and competitive developments in markets in which we operate, results of litigation, and other circumstances affecting anticipated revenues and costs, and the risk factors set forth under the heading “Risk Factors” in our Annual report on Form 10-K for the fiscal year ended September 30, 2009, filed on December 29, 2009.

As used in this Form 10-Q, “we,” “us,” and “our” refer to UV Flu Technologies, Inc., which is also sometimes referred to as the “Company.”

YOU SHOULD NOT PLACE UNDUE RELIANCE ON THESE FORWARD LOOKING STATEMENTS

The forward-looking statements made in this report on Form 10-Q relate only to events or information as of the date on which the statements are made in this report on Form 10-Q.  Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise, after the date on which the statements are made or to reflect the occurrence of unanticipated events.  You should read this report and the documents that we reference in this report, including documents referenced by incorporation, completely and with the understanding that our actual future results may be materially different from what we expect or hope.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

UV FLU TECHNOLOGIES, INC
(A Development Stage Company)
Condensed Balance Sheets

	March 31, 2010 (Unaudited)	September 30, 2009 (Audited)
ASSETS

Current Assets
Cash	$17,746	$2,819
Accounts receivable	87,500	-
Prepaid	95,457	-

Total Current Assets	200,703	2,819

Property and Equipment
Equipment, net of accumulated depreciation of $nil and $2,587	-	2,284

Total Assets	200,703	5,103

LIABILITIES

Current Liabilities:
Accounts payable and accrued expenses	37,158	4,962
Loans payable (Note 5)	254,117	-

Total Current Liabilities	291,275	4,962

STOCKHOLDERS’ EQUITY

Capital Stock (Note 6)
Authorized:
75,000,000 common shares, par value $0.001 per share
Issued and outstanding:
45,080,000 common shares at March 31, 2010 and 142,080,000 common shares at September 30, 2009	45,080	4,440

Additional paid-in capital	128,420	124,560

Deficit Accumulated During the Development Stage	(264,072)	(128,859)

Total Stockholders’ Equity	(90,572)	141

Total Liabilities and Stockholders’ Equity	$200,703	$5,103

The accompanying notes are an integral part of these statements.

UV FLU TECHNOLOGIES, INC
(A Development Stage Company)
Condensed Statements of Operations

	Three-month period ended March 31, 2010 (Unaudited)	Three-month period ended March 31, 2009 (Unaudited)
Sales and Rental Revenues	$87,650	$6,000

Cost of Sales	50,013	5,560

Gross Profit	37,637	440

Expenses
Depreciation and amortization	-	642
Marketing	5,000	-
Office and administration	20,426	823
Professional fees	28,555	6,060
Rent	900	-
Consulting	21,129
Investor relations	610	-

Total Expenses	76,620	7,525

(Loss) from Operations	(38,983)	(7,085)

Other Income (Expense)
Gain (Loss) on foreign exchange	(3)	(9)

Net (Loss)	$(38,986)	$(7,094)

Basic And Diluted Loss Per Share	Nil	Nil

Weighted Average Number Of Shares Outstanding	45,080,000	142,080,000

The accompanying notes are an integral part of these statements.

UV FLU TECHNOLOGIES, INC
(A Development Stage Company)
Condensed Statements of Operations

	Six-month period ended March 31, 2010 (Unaudited)		Six-month period ended March 31, 2009 (Unaudited)		Cumulative April 4, 2006 (Inception) Through March 31, 2010
Sales and Rental Revenues		$87,650		$12,000	$123,550

Cost of Sales		50,013		11,120	70,633

Gross Profit		37,637		880	52,917

Expenses
Depreciation and amortization		-		1,285	6,064
Marketing		30,692		-	49,651
Office and administration		24,029		2,009	56,588
Organizational costs		-		-	1,705
Professional fees		69,449		11,915	147,597
Rent		900		-	8,686
Consulting		36,453			36,453
Investor relations		12,440		-	12,440

Total Expenses		173,963		15,209	319,184

(Loss) from Operations		$(136,326)		$(14,329)	(266,267)

Other Income (Expense)
Gain on sale of assets		1,116			1,116
Gain (Loss) on foreign exchange		(3)		22	1,079

Net (Loss)		$(135,213)		$(14,307)	$(264,072)

Basic And Diluted Loss Per Share	$	Nil	$	Nil

Weighted Average Number Of Shares Outstanding		46,118,462		142,080,000

The accompanying notes are an integral part of these statements.

UV FLU TECHNOLOGIES, INC
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	Six Month Period ended March 31, 2010	Six Month Period ended March 31, 2009	Cumulative April 04, 2006 (Inception) Through March 31, 2010
Cash Flows from Operating Activities:
Net (loss)	$(135,213)	$(14,307)	$(264,072)

Adjustments to Reconcile Net Loss to Net Cash Used by Operating Activities:
Depreciation and amortization	-	1,285	6,064
Gain on sale of assets	(1,116)	-	(1,116)
Changes in current assets and liabilities		-
Accounts receivable	(87,500)	-	(87,500)
Prepaid	(95,457)		(95,457)
Inventory	44,500	11,119	44,500
Accounts payable and accrued liabilities	32,196	2,479	37,158
Net Cash Flows provided by Operating Activities	(242,590)	576	(360,423)

Cash Flows from Investing Activities:
Sales proceeds of equipment	3,400	-	(1,471)
Increase in website development costs	-	-	(3,477)
Net Cash provided by Investing Activities	3,400	-	(4,948)

Cash Flows From Financing Activity:
Proceeds from loans payable	254,117		254,117
Sale of common shares	-	-	129,000
Net Cash Flows provided by Financing Activities	254,117	-	383,117

Net Cash Flows	14,927	576	17,746

Foreign Currency translation adjustment	-	(233)	-

Cash, Beginning Of Period	2,819	4,769	-

Cash, End Of Period	$17,746	$5,112	$17,746

Supplemental Disclosure Of Cash Flow Information
Cash paid for:
Interest	$-	$-	-
Income taxes	$-	-	-
Inventory acquired through issuance of shares	44,500	-	-
Shares issued	$15,000,000	-	-

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

The Company is in the development stage and during the six months ended March 31, 2010, the revenue from our current operations is $87,650.  To generate revenue, our new business plan is to focus on the research, development, manufacturing and sales of air purification systems and products.  We will focus initially on the commercial market, targeting medical, hospitality and commercial property customers in the United States.

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

Our accompanying unaudited financial statements have been prepared in conformity with GAAP, which contemplates our continuation as a going concern.  However, we have minimal business operations to date.  In addition, at March 31, 2010, we had incurred losses of $264,072, and have working capital deficit of $90,572.  These matters raise substantial doubt about our ability to continue as going concern.  In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon our ability to meet our financing requirements, raise additional capital, and the success of our future operations.  There is no assurance that future capital raising plans will be successful in obtaining sufficient funds to assure our eventual profitability.  While management believes that actions planned and presently being taken to revise our operating and financial requirements provide the opportunity for us to continue as a going concern, there is no assurance the actions will be successful.  In addition, recent events in worldwide capital markets may make it more difficult for us to raise additional equity or debt capital.

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

The accompanying notes are an integral part of these statements.

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

Property and equipment is stated at cost, and is depreciated over estimated useful lives using primarily the straight line method for financial reporting purposes.  Useful lives range from 3 to 5 years.  We evaluate equipment at least annually for impairment.  As of March 31, 2010, all of the property and equipment had been sold for a net gain of $1,116.  The Company has no property and equipment of value as of March 31, 2010.

e)	Advertising

Advertising costs are expensed as in accordance with ASC subtopic 720-35 (formerly SOP 93-7).

f)	Basic and Diluted Loss Per Share

In accordance with ASC subtopic 260-10 (formerly SFAS No. 128 – “Earnings Per Share”), the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding.  Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  At March 31, 2010 and 2008, we had no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

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

It is our policy that revenues will be recognized in accordance with ASC subtopic 605-10 (formerly SEC Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition.”).  Under ASC 605-10, product revenues (or service revenues) are recognized when persuasive evidence of an arrangement exists, delivery has occurred (or service has been performed), the sales price is fixed and determinable and collectability is reasonably assured.

The accompanying notes are an integral part of these statements.

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

Cash is comprised of cash on hand and demand deposits.  Cash equivalents include short-term highly liquid investments with original maturities of six months or less that are readily convertible to known amounts of cash and which are subject to an insignificant risk of change in value.

l)	Concentrations

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents.  At March 31, 2010, we had $17,746 U.S. funds in deposit in a business bank account.

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

The accompanying notes are an integral part of these statements.

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

In April 2008, the FASB issued ASC 815-40 (formerly Emerging Issues Task Force (“EITF”) 07-05, “Determining whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock”).  ASC815-40 applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative, and to any freestanding financial instruments that are potentially settled in an entity’s own common stock.  ASC 815-40 is effective for financial statements issued for fiscal years beginning after December 15, 2008.  The Company is currently evaluating the impact ASC 815-40, but does not expect the adoption of this pronouncement will have a material impact on its financial position, results of operations or cash flows.

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

In June 2009, the FASB issued changes to the consolidation guidance applicable to a variable interest entity (VIE).  FASB ASC Topic 810, “Consolidation,” amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is, therefore, required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis.  The qualitative analysis will include, among other things, consideration of who has the power to direct the activities of the entity that most significantly impact the entity’s economic performance and who has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE.  This standard also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE.  FASB ASC 810 also requires enhanced disclosures about an enterprise’s involvement with a VIE.  Topic 810 is effective as of the beginning of interim and annual reporting periods that begin after November 15, 2009.  This will not have an impact on the Company’s financial position, results of operations or cash flows.

The accompanying notes are an integral part of these statements.

m)	Recent Accounting Pronouncements (cont’d)

In June 2009, the FASB issued Financial Accounting Standards Codification No. 860 - Transfers and Servicing. FASB ASC No. 860 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. FASB ASC No. 860 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of FASB ASC No. 860 will have on its financial statements.

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

On December 30, 2009, the Company received $20,000 in loans payable from unrelated third parties.  The loans bear interest at a rate of 10% per annum, and are due on demand.  Arrears in payment of the principal and any interest shall bear interest at the rate of 30% per year calculated annually.

On December 31, 2009, the Company had $66,640 of expenses paid on their behalf resulting in a loan payable to an unrelated third parties.  The loans bear interest at a rate of 10% per annum, and are due on demand.  Arrears in payment of the principal and any interest shall bear interest at the rate of 30% per year calculated annually.

On January 12, 2010, the Company received $20,000 in loans payable from unrelated third parties.  The loans bear interest at a rate of 10% per annum, and are due on demand.  Arrears in payment of the principal and any interest shall bear interest at the rate of 30% per year calculated annually.

On January 19, 2010, the Company received $25,500 in loans payable from unrelated third parties.  The loans bear interest at a rate of 10% per annum, and are due on demand.  Arrears in payment of the principal and any interest shall bear interest at the rate of 30% per year calculated annually.

On January 31, 2010, the Company had $7,097 of expenses paid on their behalf resulting in a loan payable to an unrelated third parties.  The loans bear interest at a rate of 10% per annum, and are due on demand.  Arrears in payment of the principal and any interest shall bear interest at the rate of 30% per year calculated annually.

The accompanying notes are an integral part of these statements.

On March 31, 2010, the Company received $25,000 in loans payable from unrelated third parties.  The loans bear interest at a rate of 10% per annum, and are due on demand.  Arrears in payment of the principal and any interest shall bear interest at the rate of 30% per year calculated annually.

On March 31, 2010, the Company had $89,880 of an inventory deposit paid on their behalf resulting in a loan payable to an unrelated third parties.  The loans bear interest at a rate of 10% per annum, and are due on demand.  Arrears in payment of the principal and any interest shall bear interest at the rate of 30% per year calculated annually.

At March 31, 2010, the Company had third party loans payable totalling $254,117 (September 30, 2009 - $nil).  Interest expense relating to these notes was $4,768 for the six months ended March 31, 2010.

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

As at March 31, 2010 and 2008, there are no outstanding options or warrants.

7.	INCOME TAXES

We are subject to US and Canadian income taxes.  To date, we have accumulated losses of approximately $264,072, and therefore have paid no income tax.  We expect tax rates in both the US and Canada to be approximately 34%.  Substantially all operations prior to September 30, 2009 have been in Canada.  Substantially all operations going forward will be in the United States.

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

The accompanying notes are an integral part of these statements.

The provision for refundable Federal income tax, using an effective tax rate of thirty-four percent (34%), consists of the following:

	Period Ended March 31, 2010	Year Ended September 30, 2009
Refundable Federal income tax attributable to:
Current operations	$(13,300)	$(7,000)
Change in deferred tax valuation allowance	13,300	7,000
Net refundable amount	-	-

The cumulative tax effect at the expected rate of thirty-four percent (34%) of significant items comprising our net deferred tax amount is as follows:

	March 31, 2010	September 30, 2009
Deferred tax asset attributable to:
Net operating loss carryover	$89,800	$43,400
Less: Valuation allowance	(89,800)	(43,400)
Net deferred tax asset	-	-

At March 31, 2010, we had an unused NOL carryover of approximating $264,072 that is available to offset future taxable income; it expires the beginning in 2026.

8.	SUBSEQUENT EVENTS

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through May 17, 2010, the date the financial statements were issued.

There are no subsequent events to disclose.

The accompanying notes are an integral part of these statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our financial statements and notes thereto included elsewhere in this quarterly report.  Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results, or other developments.  Forward-looking statements are based upon estimates, forecasts, and assumptions that are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change.  These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by us, or on our behalf.  We disclaim any obligation to update forward-looking statements.

Background

We were organized under the laws of the State of Nevada on April 4, 2006 under the name “Northwest Chariots, Inc.” and were engaged in the business of renting and selling electrically powered human transporters, like electric bicycles, chariots, and quads.  Subsequent to our fiscal year ended September 30, 2009, we decided to change our product mix to air purification products and to focus on the research, development, manufacturing, and sales of air purification systems and products.

In furtherance of our business objectives, on November 12, 2009, we effected a 32-for-1 forward stock split of all our issued and outstanding shares of common stock, and we merged with our wholly-owned subsidiary, UV Flu Technologies, Inc., for the purposes of effecting a name change to “UV Flu Technologies, Inc.”

On November 15, 2009, we acquired AmAirpure Inc.’s air purification technology, product, inventory, and certain equipment pursuant to an Asset Purchase Agreement with AmAirpure, Inc.  We issued 15,000,000 shares of our common stock to shareholders of AmAirpure in connection with the asset acquisition.  Additionally, on November 25, 2009, we entered into a Distribution Agreement with Puravair Distributors LLC (“Puravair”) where we appointed Puravair as our exclusive master distributor for our Viratech UV-400 product and our other products for the professional, medical, and commercial markets in the U.S. and Canada.

We currently have limited revenues from operations.  We have begun marketing and distributing our products through Puravair and we expect to conduct some targeted direct selling in the next several months.

Critical Accounting Policies

The preparation of financial statements in conformity with United States generally accepted accounting principles (“U.S. GAAP”) requires management of our company to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods.

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with U.S. GAAP.  We believe certain critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.  A description of our critical accounting policies is set forth in our Annual Report on Form 10-K for the year ended September 30, 2009.  As of, and for the quarterly period ended March 31, 2010, there have been no material changes or updates to our critical accounting policies.

Results of Operations

The following discussion of the financial condition, results of operations, cash flows, and changes in our financial position should be read in conjunction with our audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009 filed on December 29, 2009.

Comparison of three month periods ended March 31, 2010 and March 31, 209

During the three month periods ended March 31, 2010 and March 31, 2009, we earned revenues of $87,650 and $6,000, respectively.

For the three month periods ended March 31, 2010 and March 31, 2009, we incurred a loss of $38,986 and $7,094, respectively.  The increase was largely attributed to increased marketing expenses, office and administration expenses, professional fees, and consulting expenses.

Comparison of six month periods ended March 31, 2010 and March 31, 209

During the six month periods ended March 31, 2010 and March 31, 2009, we earned revenues of $87,650 and $12,000, respectively.

For the six month periods ended March 31, 2010 and March 31, 2009, we incurred a loss of $135,213 and $14,307, respectively.  The increase was largely attributed to increased marketing expenses, office and administration expenses, professional fees, consulting expenses, and investor relations expenses.

Period from inception, April 4, 2006 to March 31, 2010

Since inception, we have an accumulated deficit during the development stage of $264,072.

Liquidity and Capital Resources

As of March 31, 2010, we had $17,746 in cash and a working capital deficiency of $90,572.  During the three month period ended March 31, 2010, our primary sources of cash were loan proceeds and an increase in accounts payable.

We currently have limited revenue from operations.  In order to meet our business objectives, we will need to raise additional funds through equity or convertible debt financing.  There can be no assurance that we will be successful in raising additional funds and, if unsuccessful, our plans for expanding operations and business activities may have to be curtailed.  Any attempt to raise funds, through debt or equity financing, would likely result in dilution to existing shareholders.

For the six month period ended March 31, 2010, we generated net cash of $14,927, primarily from loan proceeds of $254,117, an increase in accounts payable of $32,196, and proceeds of $3,400 from the sales of equipment, offset by a loss of $135,213 from operating activities.  However, we completed the acquisition of certain assets of AmAirpure issuing shares of our common stock.

We anticipate that our cash requirements will be significant in the near term due to our expected implementation of our marketing and sales goals.  Accordingly, we expect to continue to use cash to fund operations for at least the remaining of our fiscal year ending September 30, 2010.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

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

There were no changes in our internal controls over financial reporting that occurred during quarterly period ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.  We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

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

We incurred net losses of approximately $38,986 for our fiscal quarter ended March 31, 2010.  As of March 31, 2010, we had an accumulated deficit of approximately $264,072.  We have not achieved profitability in any period, and we expect to continue to incur net losses for the foreseeable future.  Should we continue to incur net losses in future periods, we may not be able to increase the number of employees or our investment in capital equipment, sales and marketing programs and research and development in accordance with present plans.  Continuation of net losses may also require us to secure additional financing sooner than expected.  Such financing may not be available in sufficient amounts, or on terms acceptable to us and may dilute existing shareholders.

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

We regard our trademarks, trade secrets and similar intellectual property as critical to our success and attempts to protect such property with registered and common law trademarks and copyrights, restrictions on disclosure and other actions to forestall infringement.  Despite precautions implemented by us, unauthorized third parties may copy certain portions of our products or reverse engineer or obtain and use information regarded by us as proprietary.  We have secured one patent in the United States, have filed an application for an additional patent, and may seek additional patents in the future.  We do not know if a patent will issue on the patent application or whether any future patent applications will be issued with the scope of the claims sought by us, or whether any patents received by us will be challenged or invalidated.  In addition, many other organizations are engaged in research and product development efforts that may overlap with our products.  Such organizations may currently have, or may obtain in the future, legally blocking proprietary rights, including patent rights, in one or more products or methods under development or consideration by us.  These rights may prevent us from commercializing products, or may require us to obtain a license from the organizations to use the technology.  We may not be able to obtain any such licenses that may be required on reasonable financial terms, if at all, and cannot be sure that the patents underlying any such licenses will be valid or enforceable.  The laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the United States.  Our means of protecting our proprietary rights in the United States or abroad may not be adequate and competitors may independently develop similar technology and products.  Third parties may infringe or misappropriate our copyright, trademarks and similar proprietary rights.  In addition, other parties may assert infringement claims against us.  We cannot be certain that our products do not infringe issued patents that may relate to our products.  We may be subject to legal proceedings and claims from time to time in the ordinary course of business, including claims of alleged infringement of the trademarks and other intellectual property rights of third parties.  Intellectual property litigation is expensive and time consuming and may divert management’s attention away from running our business which may have a material adverse effect on our business, operating results and financial condition.

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

Our ability to sell our products will depend in some part on the extent to which reimbursement for the cost of our products will be available from government health administration authorities, private health insurers and other organizations.  In November 2008, the U.S. Food and Drug Administration (“FDA”) cleared our UV 400 Viraguard product as a Class II medical device, and we believe that certain purchasers of our product may generally qualify for reimbursement of some of the costs of purchasing our product, subject to the terms and conditions of their insurance plan or Medicare or Medicaid.  Third party payers such as insurance companies are increasingly challenging the prices charged for medical products and can, without notice, deny coverage for treatments that may include the use of our products.  Therefore, even if a product is cleared for marketing, we cannot be assured that reimbursement will be allowed for the product, that the reimbursement amount will be adequate or, that the reimbursement amount, even if initially adequate, will not subsequently be reduced.  Additionally, future legislation or regulations concerning the healthcare industry or third party or governmental coverage and reimbursement, particularly legislation or regulation limiting consumers’ reimbursement rights, may harm our business.

As we develop new products, those products will generally not qualify for reimbursement, if at all, until they are cleared for marketing and until they are approved for reimbursement under policies of insurance, Medicare and Medicaid.  We do not file claims and bill governmental programs or other third party payers directly for reimbursement for our products.  However, we are still subject to laws and regulations relating to governmental reimbursement programs, particularly Medicaid and Medicare.

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

Based on the intended use of some of our products,  our products can be subject to significant federal government regulation.  Those regulations could restrict the sale and/or marketing of some of our products.  The manufacture, packaging, labeling, advertising, promotion, distribution, and sale of our anti-microbial products are subject to regulation by federal and state governmental agencies in the United States and other countries, including the FDA and the U.S. Federal Trade Commission (“FTC”).  We note that failure to comply with FDA regulations can result in adverse governmental enforcement action including civil and criminal action, injunctions, recalls, seizures and fines.  Any action of this type by the FDA may materially adversely affect our ability to market our products.

Likewise, failure to comply with FTC rules and standards could result in significant fines, injunctions, cease and desist orders, advertising limitations, and a variety of other enforcement sanctions available to the FTC.  FTC would take action if it deemed advertising to be false or misleading.  In particular, representations made about our products must be backed by ”competent and reliable scientific evidence” sufficient to support the claims made for the product.  FTC would deem the failure of such an advertisement or labeling to be backed by that kind of evidence false FTC and the dissemination of it to be deemed an unfair or deceptive practice.  Any enforcement action by the FTC could materially adversely affect our ability to market our products.

We cannot predict the nature of any future laws, regulations, interpretations, or applications, nor can we determine what effect additional governmental regulations or administrative orders, when and if promulgated, would have on our business.  They could include, however, requirements for the redesign of our products, the recall or discontinuance of certain products, additional record keeping and reporting, expanded documentation of the scientific support or performance of certain products, and/or changes in labels and advertising.  Any of these requirements could have a material adverse effect on the company.

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

We face corporate governance requirements under the Sarbanes-Oxley Act of 2002, as well as new rules and regulations subsequently adopted by the SEC and the Public Company Accounting Oversight Board.  These laws, rules and regulations continue to evolve and may become increasingly stringent in the future.  We are required to include management’s report on internal controls as part of our annual report pursuant to Section 404 of the Sarbanes-Oxley Act.  Furthermore, under the Sarbanes-Oxley rules, an attestation report on our internal controls from our independent registered public accounting firm will be required as part of our annual report for the fiscal year ending September 30, 2010.  We strive to continuously evaluate and improve our control structure to help ensure that we comply with Section 404 of the Sarbanes-Oxley Act.  The financial cost of compliance with these laws, rules and regulations is expected to remain substantial.  We cannot assure you that we will be able to fully comply with these laws, rules and regulations that address corporate governance, internal control reporting and similar matters.  Failure to comply with these laws, rules and regulations could materially adversely affect our reputation, financial condition and the value of our securities.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On December 30, 2009, we issued a convertible note to a foreign accredited investor for proceeds of $20,000.  The amount is unsecured and is due on demand.  The principal amount bears interest at 10% per annum calculated and payable annually.  At any time that the principal and interest shall remain outstanding, the lender has the right to convert such principal and interest to shares of our common stock at such price and on such terms as being offered to investors at the time of conversion.  We offered and sold the convertible note in reliance on Section 506 of Regulation D and/or Regulation S of the Securities Act, and comparable exemptions for sales to "accredited" investors under state securities laws.

On December 31, 2009, we issued a convertible note to a foreign accredited investor for proceeds of $66,640.  The amount is unsecured and is due on demand.  The principal amount bears interest at 10% per annum calculated and payable annually.  At any time that the principal and interest shall remain outstanding, the lender has the right to convert such principal and interest to shares of our common stock at such price and on such terms as being offered to investors at the time of conversion.  We offered and sold the convertible note in reliance on Section 506 of Regulation D and/or Regulation S of the Securities Act, and comparable exemptions for sales to "accredited" investors under state securities laws.

On January 12, 2010, we issued a convertible note to a foreign accredited investor for proceeds of $20,000.  The amount is unsecured and is due on demand.  The principal amount bears interest at 10% per annum calculated and payable annually.  At any time that the principal and interest shall remain outstanding, the lender has the right to convert such principal and interest to shares of our common stock at such price and on such terms as being offered to investors at the time of conversion.  We offered and sold the convertible note in reliance on Section 506 of Regulation D and/or Regulation S of the Securities Act, and comparable exemptions for sales to "accredited" investors under state securities laws.

On January 19, 2010, we issued a convertible note to a foreign accredited investor for proceeds of $25,500.  The amount is unsecured and is due on demand.  The principal amount bears interest at 10% per annum calculated and payable annually.  At any time that the principal and interest shall remain outstanding, the lender has the right to convert such principal and interest to shares of our common stock at such price and on such terms as being offered to investors at the time of conversion.  We offered and sold the convertible note in reliance on Section 506 of Regulation D and/or Regulation S of the Securities Act, and comparable exemptions for sales to "accredited" investors under state securities laws.

On January 31, 2010, we issued a convertible note to a foreign accredited investor for proceeds of $7,097.  The amount is unsecured and is due on demand.  The principal amount bears interest at 10% per annum calculated and payable annually.  At any time that the principal and interest shall remain outstanding, the lender has the right to convert such principal and interest to shares of our common stock at such price and on such terms as being offered to investors at the time of conversion.  We offered and sold the convertible note in reliance on Section 506 of Regulation D and/or Regulation S of the Securities Act, and comparable exemptions for sales to "accredited" investors under state securities laws.

On March 31, 2010, we issued a convertible note to a foreign accredited investor for proceeds of $25,000.  The amount is unsecured and is due on demand.  The principal amount bears interest at 10% per annum calculated and payable annually.  At any time that the principal and interest shall remain outstanding, the lender has the right to convert such principal and interest to shares of our common stock at such price and on such terms as being offered to investors at the time of conversion.  We offered and sold the convertible note in reliance on Section 506 of Regulation D and/or Regulation S of the Securities Act, and comparable exemptions for sales to "accredited" investors under state securities laws.

On March 31, 2010, we issued a convertible note to a foreign accredited investor for proceeds of $89,880.  The amount is unsecured and is due on demand.  The principal amount bears interest at 10% per annum calculated and payable annually.  At any time that the principal and interest shall remain outstanding, the lender has the right to convert such principal and interest to shares of our common stock at such price and on such terms as being offered to investors at the time of conversion.  We offered and sold the convertible note in reliance on Section 506 of Regulation D and/or Regulation S of the Securities Act, and comparable exemptions for sales to "accredited" investors under state securities laws.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Reserved.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Name
31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)

31.2	Rule 13a-14(d)/15d-14(d) Certification (Principal Financial Officer)

32	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UV FLU TECHNOLOGIES, INC.

Date: May 17, 2010	By:	/s/ John J. Lennon
Name: John J. Lennon
Title: President, Chief Executive Officer and Chief Financial Officer