Form 10-Q
period 2010-06-30
UV FLU TECHNOLOGIES INC
filed 2010-08-16
CIK 1385310

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 333-140322

UV FLU TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0496885
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

1694 Falmouth Road, Suite 125 Centerville, Massachusetts 02632-2933
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

☐	Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer (Do not check if smaller reporting company)	☒	Smaller Reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes   ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 16, 2010
Common stock, $.001 par value	45,080,000

UV FLU TECHNOLOGIES, INC.
FORM 10-Q

June 30, 2010

INDEX

PAGE
PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)	2

Condensed Balance Sheets as of June 30, 2010 (Unaudited) and September 30, 2009 (Audited)	2

Condensed Statements of Operations for the three and nine month periods ended June 30, 2010 and 2009 and for the period from April 4, 2006 (inception) to June 30, 2010 (Unaudited)	3

Condensed Statements of Cash Flows for the nine month periods ended June 30, 2010 and 2009 and for the period from April 4, 2006 (inception) to June 30, 2010 (Unaudited)	5

Notes to Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3. Quantitative and Qualitative Disclosures About Market Risk	14

Item 4. Controls and Procedures	14

PART II—OTHER INFORMATION

Item 1. Legal Proceedings	15

Item 1A. Risk Factors	15

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3. Defaults Upon Senior Securities	15

Item 4. Reserved	15

Item 5. Other Information	15

Item 6. Exhibits	15

Signatures	16

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CONDENSED BALANCE SHEETS

	June 30, 2010 (Unaudited)	September 30, 2009 (Audited)

ASSETS

Current Assets
Cash	$10,763	$2,819
Accounts receivable	77,500	-
Prepaid	4,818	-

Total Current Assets	93,081	2,819

Inventory	174,959	-

Property and Equipment
Equipment, net of accumulated depreciation of $nil and $2,587	-	2,284

Total Assets	$268,040	$5,103

LIABILITIES

Current Liabilities:
Accounts payable and accrued expenses	94,055	4,962
Loans payable (Note 5)	405,126	-

Total Current Liabilities	499,181	4,962

STOCKHOLDERS’ EQUITY

Capital Stock (Note 6)
Authorized:
75,000,000 common shares, par value $0.001 per share
Issued and outstanding:
45,080,000 common shares at June 30, 2010 and 142,080,000 common shares at September 30, 2009	45,080	4,440

Additional paid-in capital	128,420	124,560

Deficit Accumulated During the Development Stage	(404,641)	(128,859)

Total Stockholders’ Equity	(231,141)	141

Total Liabilities and Stockholders’ Equity	$260,040	$5,103

The accompanying notes are an integral part of these statements.

UV FLU TECHNOLOGIES, INC.
(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

	Three-month period ended June 30, 2010 (Unaudited)		Three-month period ended June 30, 2009 (Unaudited)

Sales and Rental Revenues		$650		$-

Cost of Sales		6,439		-

Gross Profit		(5,789)		-

Expenses
Depreciation and amortization		-		643
Marketing		11,333		-
Office and administration		23,558		202
Professional fees		18,868		5,229
Consulting		27,949		-
Investor relations		25,436		-
Wages and benefits		27,636		-

Total Expenses		134,780		6,074

Net (Loss)		$(140,568)		$(6,074)

Basic And Diluted Loss Per Share	$	Nil	$	Nil

Weighted Average Number Of Shares Outstanding		$45,080,000		$42,080,000

The accompanying notes are an integral part of these statements.

UV FLU TECHNOLOGIES, INC
(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

	Nine-month period ended June 30, 2010 (Unaudited)		Nine-month period ended June 30, 2009 (Unaudited)		Cumulative April 4, 2006 (Inception) Through June 30, 2010

Sales and Rental Revenues		$88,300		$12,000	$124,200

Cost of Sales		56,452		11,120	77,072

Gross Profit		31,848		880	47,128

Expenses
Depreciation and amortization		-		1,928	6,064
Marketing		42,025		-	69,670
Office and administration		48,488		2,211	80,146
Organizational costs		-		-	1,705
Professional fees		88,317		17,143	166,465
Consulting		53,284			53,284
Investor relations		37,875		-	37,876
Wages and benefits		38,754		-	38,754

Total Expenses		308,743		21,282	453,964

(Loss) from Operations		(276,895)		(20,402)	(406,836)

Other Income (Expense)
Gain on sale of assets		1,116		-	1,116
Gain (Loss) on foreign exchange		(3)		22	1,079

Net (Loss)		$(275,782)		$(20,380)	(404,641)

Basic And Diluted Loss Per Share	$	Nil	$	Nil

Weighted Average Number Of Shares Outstanding		45,772,308		142,080,000

The accompanying notes are an integral part of these statements.

UV FLU TECHNOLOGIES, INC
(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Month Period ended June 30, 2010	Nine Month Period ended June 30, 2009	Cumulative April 04, 2006 (Inception) Through June 30, 2010

Cash Flows from Operating Activities:
Net (loss)	$(275,782)	$(20,380)	$(404,641)

Adjustments to Reconcile Net Loss to Net Cash Used by Operating Activities:
Depreciation and amortization	-	1,928	6,064
Gain on sale of assets	(1,116)	-	(1,116)
Changes in current assets and liabilities		-
Accounts receivable	(77,500)	-	(77,500)
Prepaid	(4,818)	-	(4,818)
Inventory	(130,459)	11,119	(130,459)
Accounts payable and accrued liabilities	89,093	4,482	94,055
Net Cash Flows provided by Operating Activities	(400,582)	(2,851)	(518,415)

Cash Flows from Investing Activities:
Sales proceeds of equipment	3,400	-	(1,471)
Increase in website development costs	-	-	(3,477)
Net Cash provided by Investing Activities	3,400	-	(4,948)

Cash Flows From Financing Activity:
Proceeds from loans payable	405,126		405,126
Sale of common shares	-	-	129,000
Net Cash Flows provided by Financing Activities	405,126	-	534,126

Net Cash Flows	7,944	(2,851)	10,763

Foreign Currency translation adjustment	-	(262)	-

Cash, Beginning Of Period	2,819	4,769	-

Cash, End Of Period	$10,763	$1,656	$10,763

Supplemental Disclosure Of Cash Flow Information
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Inventory acquired through issuance of shares	$44,500	$-	$-
Shares issued	15,000,000	-	-

The accompanying notes are an integral part of these statements.

UV FLU TECHNOLOGIES, INC
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS

1.	NATURE AND CONTINUANCE OF OPERATIONS

a)	Organization
UV FLU TECHNOLOGIES, INC (referred to herein as “we,” “us,” “our,” “Company,” and similar terms) was incorporated as NORTHWEST CHARIOTS INCORPORATED in the State of Nevada, United States of America, on April 04, 2006.  On November 12, 2009, the Company changed its name from “Northwest Chariots Incorporated” to “UV Flu Technologies, Inc.”  The Company year-end is September 30th.

b)	Development Stage Activities
The Company is in the development stage.  During the nine months ended June 30, 2010, the revenue from our current operations is $88,300.  To generate revenue, our new business plan is to focus on the research, development, manufacturing, and sales of air purification systems and products.  We will focus initially on the commercial market, targeting medical, hospitality, and commercial property customers in the United States.

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

Our accompanying unaudited financial statements have been prepared in conformity with GAAP, which contemplates our continuation as a going concern.  However, we have minimal business operations to date.  In addition, during the nine months ended June 30, 2010, we incurred losses of $275,782 and have working capital deficit of $406,100.  These matters raise substantial doubt about our ability to continue as going concern.  In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon our ability to meet our financing requirements, raise additional capital, and the success of our future operations.  There is no assurance that future capital raising plans will be successful in obtaining sufficient funds to assure our eventual profitability.  While management believes that actions planned and presently being taken to revise our operating and financial requirements provide the opportunity for us to continue as a going concern, there is no assurance the actions will be successful.  In addition, recent events in worldwide capital markets may make it more difficult for us to raise additional equity or debt capital.

Our financial statements do not include any adjustments that might result from these uncertainties.

3.	SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies is presented to assist in understanding our financial statements.  Our financial statements and notes are representations of our management who is responsible for their integrity and objectivity.  These accounting policies conform to GAAP and have been consistently applied in the preparation of the financial statements.  The financial statements are stated in United States of America dollars.

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
Property and equipment is stated at cost and is depreciated over estimated useful lives using primarily the straight line method for financial reporting purposes.  Useful lives range from three to five years.  We evaluate equipment at least annually for impairment.  As of June 30, 2010, all of the property and equipment had been sold for a net gain of $1,116.   The Company has no property and equipment of value as of June 30, 2010.

e)	Advertising
Advertising costs are expensed in accordance with ASC subtopic 720-35 (formerly SOP 93-7).

f)	Basic and Diluted Loss Per Share
In accordance with ASC subtopic 260-10 (formerly SFAS No. 128 – “Earnings Per Share”), the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding.  Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  At June 30, 2010 and 2009, we had no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

g)	Estimated Fair Value of Financial Instruments
The carrying value of our financial instruments, consisting of cash and accounts payable, approximate their fair value due to the short-term maturity of such instruments.  Unless otherwise noted, it is management’s opinion that we are not exposed to significant interest, currency, or credit risks arising from these financial statements.

h)	Revenue Recognition
It is our policy that revenues will be recognized in accordance with ASC subtopic 605-10 (formerly SEC Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition”).  Under ASC 605-10, product revenues (or service revenues) are recognized when persuasive evidence of an arrangement exists, delivery has occurred (or service has been performed), the sales price is fixed and determinable, and collectability is reasonably assured.

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
Cash is comprised of cash on hand and demand deposits. Cash equivalents include short-term highly liquid investments with original maturities of nine months or less that are readily convertible to known amounts of cash and which are subject to an insignificant risk of change in value.

l)	Concentrations
Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents.  At June 30, 2010, we had $10,763 U.S. funds in deposit in a business bank account.

m)	Recent Accounting Pronouncements

On July 1, 2009, FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles,” also known as FASB Accounting Standards Codification (“ASC”) 105, “Generally Accepted Accounting Principles” (“ASC 105”) (the “Codification”).  ASC 105 establishes the exclusive authoritative reference for U.S. GAAP for use in financial statements, except for Securities and Exchange Commission (“SEC”) rules and interpretive releases, which are also authoritative GAAP for SEC registrants. The Codification will supersede all existing non-SEC accounting and reporting standards. Management has determined that adoption of this pronouncement has not had a material impact on the financial statements.

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

In June 2009, the FASB issued ASC 105, “Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles.” The FASB Accounting Standards Codification TM (the “Codification”) has become the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with GAAP.  All existing accounting standard documents are superseded by the Codification and any accounting literature not included in the Codification will not be authoritative.  Rules and interpretive releases of the SEC issued under the authority of federal securities laws, however, will continue to be the source of authoritative generally accepted accounting principles for SEC registrants.  Effective September 30, 2009, all references made to GAAP in our consolidated financial statements will include references to the new Codification. The Codification does not change or alter existing GAAP and, therefore, will not have an impact on our financial position, results of operations, or cash flows.

In June 2009, the FASB issued changes to the consolidation guidance applicable to a variable interest entity (“VIE”).  FASB ASC Topic 810, “Consolidation,” amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is, therefore, required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis.  The qualitative analysis will include, among other things, consideration of who has the power to direct the activities of the entity that most significantly impact the entity’s economic performance and who has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE.  This standard also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE.  FASB ASC 810 also requires enhanced disclosures about an enterprise’s involvement with a VIE.  Topic 810 is effective as of the beginning of interim and annual reporting periods that begin after November 15, 2009.  This will not have an impact on the Company’s financial position, results of operations, or cash flows.

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

International Financial Reporting Standards

In November 2008, the SEC issued for comment a proposed roadmap regarding potential use of financial statements prepared in accordance with International Financial Reporting Standards (“IFRS”) as issued by the International Accounting Standards Board. Under the proposed roadmap, the Company would be required to prepare financial statements in accordance with IFRS in fiscal year 2014, including comparative information also prepared under IFRS for fiscal 2013 and 2012.  The Company is currently assessing the potential impact of IFRS on its financial statements and will continue to follow the proposed roadmap for future developments.

4.    ASSET ACQUISITION

On December 16, 2009, the Company entered into an Asset Purchase Agreement with AmAirpure, Inc., a related party, whereby the Company acquires certain of their assets relating to the design, development, and manufacture of technology and products, including air purification systems.  The agreement resulted in the issuance of 15,000,000 shares of common stock of the Company.  The assets acquired included inventory, valued at seller’s cost of $44,500, and a patent valued at $nil.  The shares given were valued at the fair market value of the assets acquired.

5.	LOANS PAYABLE

At June 30, 2010, the Company had unrelated third party loans payable of $405,126 (September 30, 2009 - $nil).  Interest expense relating to these notes was $10,683 for the nine months ended June 30, 2010.  The loans bear interest at a rate of 10% per annum and are due on demand.  Arrears in payment of the principal and any interest shall bear interest at the rate of 30% per year calculated annually.

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

On November 12, 2009, a forward split of 32:1 was approved and enacted.

On December 16, 2009, we issued 15,000,000 shares of common stock for assets purchased.  See Note 4.

As at June 30, 2010, there are no outstanding options or warrants.

UV FLU TECHNOLOGIES, INC
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS

7.	INCOME TAXES

We are subject to U.S. and Canadian income taxes.  To date, we have accumulated losses of approximately $404,641 and, therefore, have paid no income tax.  We expect tax rates in both the U.S. and Canada to be approximately 34%.  Substantially all operations prior to September 30, 2009 have been in Canada.  Substantially all operations going forward will be in the United States.

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

The provision for refundable Federal income tax, using an effective tax rate of thirty-four percent (34%), consists of the following:
	Period Ended June 30, 2010	Year Ended September 30, 2009
Refundable Federal income tax attributable to:
Current operations	$(93,800)	$(7,000)
Change in deferred tax valuation allowance	93,800	7,000
Net refundable amount	-	-

The cumulative tax effect at the expected rate of thirty-four percent (34%) of significant items comprising our net deferred tax amount is as follows:

	June 30, 2010	September 30, 2009
Deferred tax asset attributable to:
Net operating loss carryover	$137,600	$43,400
Less: Valuation allowance	(137,600)	(43,400)
Net deferred tax asset	-	-

At June 30, 2010, we had an unused NOL carryover of approximately $404,600 that is available to offset future taxable income; it expires the beginning in 2026.

8.    SUBSEQUENT EVENTS

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date the financial statements were issued.

There are no subsequent events to disclose.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our financial statements and notes thereto included elsewhere in this quarterly report and with our Annual Report on Form 10-K for the year ended September 30, 2009, including our audited financial statements and notes and Item 1A — Risk Factors thereto.

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

Background

We were organized under the laws of the State of Nevada on April 4, 2006 under the name “Northwest Chariots, Inc.” and were engaged in the business of renting and selling electrically powered human transporters, such as electric bicycles, chariots, and quads.  Subsequent to our fiscal year ended September 30, 2009, we decided to change our product mix to air purification products and to focus on the research, development, manufacturing, and sales of air purification systems and products.

In furtherance of our business objectives, on November 12, 2009, we effected a 32-for-1 forward stock split of all our issued and outstanding shares of common stock, and we merged with our wholly-owned subsidiary, UV Flu Technologies, Inc., for the purposes of effecting a name change to “UV Flu Technologies, Inc.”

On November 15, 2009, we acquired AmAirpure Inc.’s air purification technology, product, inventory, and certain equipment pursuant to an Asset Purchase Agreement with AmAirpure, Inc.  We issued 15,000,000 shares of our common stock to shareholders of AmAirpure in connection with the asset acquisition.  Additionally, on November 25, 2009, we entered into a Distribution Agreement with Puravair Distributors LLC (“Puravair”) where we appointed Puravair as our exclusive master distributor for our Viratech UV-400 product, which is our flagship product, and our other products for the professional, medical, and commercial markets in the U.S. and Canada.

The latest production runs of our Viratech UV-400 product incorporate our patented UV bacteria killing technology, which has been cleared by the FDA for use as a medical device.  In June 2010, we expanded our market reach by introducing the latest generation of our Viratech UV-400 product into the residential and hospitality markets.

We currently have limited revenues from operations.  We plan to continue marketing and distributing our products through Puravair, and we expect to continue targeted direct selling in the next several months.

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

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with U.S. GAAP.  We believe certain critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.  A description of our critical accounting policies is set forth in our Annual Report on Form 10-K for the year ended September 30, 2009.  As of, and for the quarterly period ended June 30, 2010, there have been no material changes or updates to our critical accounting policies.

Results of Operations

The following discussion of the financial condition, results of operations, cash flows, and changes in our financial position should be read in conjunction with our audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009 filed on December 29, 2009.

Comparison of three month periods ended June 30, 2010 and June 30, 2009

During the three month periods ended June 30, 2010 and June 30, 2009, we earned revenues of $650 and zero, respectively.

For the three month periods ended June 30, 2010 and June 30, 2009, we incurred a loss of $140,568 and $6,074, respectively.  The increase was largely attributed to increased marketing expenses, office and administration expenses, professional fees, consulting expenses, investor relations, and wages and benefits.

Comparison of nine month periods ended June 30, 2010 and June 30, 2009

During the nine month periods ended June 30, 2010 and June 30, 2009, we earned revenues of $88,300 and $12,000, respectively.

For the nine month periods ended June 30, 2010 and June 30, 2009, we incurred a loss of $275,782 and $20,380, respectively.  The increase was largely attributed to increased marketing expenses, office and administration expenses, professional fees, consulting expenses, investor relations, and wages and benefits.

Period from inception, April 4, 2006 to June 30, 2010

Since inception, we have an accumulated deficit during the development stage of $404,641.

Liquidity and Capital Resources

As of June 30, 2010, we had $10,763 in cash and a working capital deficiency of $406,100.  During the nine month period ended June 30, 2010, our primary sources of cash were loan proceeds, sale proceeds of equipment, and an increase in accounts payable.

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

For the nine month period ended June 30, 2010, we generated net cash of $7,944, primarily from loan proceeds of $405,126, an increase in accounts payable of $89,093, and proceeds of $3,400 from the sales of equipment, offset by a loss of $400,582 from operating activities.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer along with our Principal Financial Officer, of the effectiveness of the design of the our disclosure controls and procedures (as defined by Exchange Act Rule 13a-15(e) and 15d-15(e)) as of the end of our fiscal quarter pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, our Principal Executive Officer along with our Principal Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal controls over financial reporting that occurred during the quarterly period ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.  We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not applicable.

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

UV FLU TECHNOLOGIES, INC.

Date: August 16, 2010	By:	/s/ John J. Lennon
Name: John J. Lennon
Title: President, Chief Executive Officer and
Chief Financial Officer