Form 10-K
period 2010-09-30
UV FLU TECHNOLOGIES INC
filed 2011-01-13
CIK 1385310

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2010

Commission File Number: 333-140322

UV FLU TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Nevada	98-0496885
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)
1694 Falmouth Road, Suite 125 Centerville, Massachusetts 02632-2933
(Address of principal executive offices) (Zip Code)
(508) 362-5455
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
☐ Yes   ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes   ☒ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes   ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K, is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer* ☐	Smaller reporting company ☒
*(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ Yes   ☒ No.
The aggregate market value of the common stock held by non-affiliates as of March 31, 2010 (the last trading day of the second quarter) was $13,073,000, based on the last sale price of common stock sold.
As of January 10, 2011, the last practicable date, 45,080,000 shares of the registrant’s Common Stock were outstanding at a par value of $0.001.
DOCUMENTS INCORPORATED BY REFERENCE: Exhibits incorporated by reference are referred to under Part IV.

Statement Regarding Forward-Looking Statements

The statements contained in this report on Form 10-K that are not purely historical are forward-looking statements within the meaning of applicable securities laws.  Forward-looking statements include statements regarding our “expectations,” “anticipation,” “intentions,” “beliefs,” or “strategies” regarding the future, whether or not those words are used.  Forward-looking statements also include statements regarding revenue, margins, expenses, and earnings analysis for fiscal 2010 and thereafter; anticipated levels of future revenues and earnings from the operations of UV Flu Technologies, Inc. (the “Company,” “we,” “us,” or “our”); and  projected costs and expenses related to our operations, liquidity, capital resources, availability of future equity capital on commercially reasonable terms.  All forward-looking statements included in this report are based on information available to us as of the filing date of this report, and we assume no obligation to update any such forward-looking statements.  Our actual results could differ materially from the forward-looking statements.  Among the factors that could cause actual results to differ materially are the factors discussed in Item 1A. Risk Factors.

PART I
ITEM 1.                      BUSINESS

Background

UV Flu Technologies, Inc. (“we”, “us”, “our,” or the “Company”) was organized under the laws of the State of Nevada on April 4, 2006 under the name “Northwest Chariots, Inc.”  We were engaged in the business of renting and selling electrically powered human transporters, like electric bicycles, chariots, and quads.  Following our fiscal year ended September 30, 2009, we decided to change our product mix to air purification products and to focus on the research, development, manufacturing, and sales of air purification systems and products.

In furtherance of our business objectives, on November 12, 2009, we effected a 32-for-1 forward stock split of all our issued and outstanding shares of common stock, and we merged with our wholly-owned subsidiary, UV Flu Technologies, Inc., for the purposes of effecting a name change to “UV Flu Technologies, Inc.”

Effective November 15, 2009, we acquired AmAirpure Inc.’s air purification technology, product, inventory, and certain equipment pursuant to an Asset Purchase Agreement with AmAirpure, Inc.  We issued 15,000,000 shares of our common stock to shareholders of AmAirpure in connection with the asset acquisition.  Additionally, on November 25, 2009, we entered into a Distribution Agreement with Puravair Distributors LLC (“Puravair”) where we appointed Puravair as our exclusive master distributor for our Viratech UV-400 product and our other products for the professional, medical, and commercial markets in the U.S. and Canada.  On September 30, 2010, we terminated our Distribution Agreement with Puravair and began adding new distributors, which totaled five as of year end.

The latest production runs of our Viratech UV-400 product incorporate our patented UV bacteria killing technology, which has been cleared by the FDA for use as a medical device.  In June 2010, we expanded our market reach by introducing the latest generation of our Viratech UV-400 product into the residential and hospitality markets.

On October 28, 2010, we entered into a binding letter of intent with The Red Oak Trust (“Red Oak”) (the “LOI”) in connection with our proposed acquisition of one hundred percent (100%) of the issued and outstanding units of RxAir Industries, LLC, a Nevada limited liability company (“RxAir”), which is wholly owned by Red Oak (the “Acquisition”).  At the closing of the Acquisition, RxAir will become a wholly-owned subsidiary of the Company.  We are currently renegotiating the terms of the LOI and we intend to enter into a definitive agreement soon.

We currently have limited revenues from operations.  We have begun marketing and distributing our products and expect to conduct some targeted direct selling in the next several months.

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

We fill the need for improved air purification systems in the workplace and at home with proprietary technology utilizing high-energy ultraviolet radiation (UV) inside a “killing chamber” which destroys airborne bacteria, deactivates allergens, and mold.  The product also reduces odors, and the concentrations of Volatile Organic Compounds (VOC’S). We plan to develop and market products, which will improve indoor air quality effectively, efficiently, economically and do so in an environmentally friendly way.

Our product safely kills over 99% of airborne bacteria.  Extensive independent laboratory testing confirms that this unique technology kills other airborne contaminants as well.

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

Employers have incentive to keep workers healthy.  In 2008, 425 million sick days were taken by employees, costing an estimated $60 billion in lost productivity.  “Presenteeism,” a new term coined for employees working while unhealthy, is even worse for employers and the healthcare system, costing approximately $160 billion annually in lost productivity.  (Kalorama Information, “The Market for Wellness Programs”, September 2009).

Increased media attention and growing public concern over pandemics, antibiotic resistant superbugs, asthma, allergies, tuberculosis, Sick Building Syndrome, and toxic mold are spurring governments, employers, and homeowners to take action to safeguard their health.  Demand for products that combat the spread of airborne illness is rising exponentially, as starkly highlighted by public reaction to the outbreak of H1N1.  The Wall Street Journal reported the pandemic will create a $7 billion windfall for manufacturers of swine flu vaccine this year.Between July and September of 2009, shipments of hand sanitizer rose a remarkable 129%.

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

While representing slightly less than 35% of the unit sales, products retailing over $200 represent more than 50% of the dollar volume.  This includes high-end HEPA air cleaners, electrostatic devices, and, previously, ozone generators.  In addition to traditional retail outlets handling upper end products, they can also be found in specialty catalogs and sold on a direct-to-consumer basis.  With the recent disappearance of a company that held a large market share in this sector of the market, a significant and growing market exists for premium price air cleaners.

Consumer Market

Products utilizing filters (standard and HEPA) dominate the consumer market.  Electrostatic products are starting to appear in a portable form.  There are currently only two major brands in this market sector, so there is also a growing opportunity and demand for us to develop consumer targeted indoor air quality products.

Scientific Overview

We develop highly innovative germicidal air purification technology that disinfects indoor air by deactivating allergens and killing airborne pathogens including bacteria, viruses, and mold.  Our flagship product, the ViraTech UV-400, utilizes high-intensity germicidal ultraviolet radiation (UV-C) inside a killing chamber that goes beyond filtering to trap and destroy harmful microbes. Extensive independent testing by EPA and FDA certified laboratories confirms the proprietary system captures and kills airborne bacteria, including Bacillus subtilis, Pseudomonas aeruginosa, and Staphylococcus aureus, at rates exceeding 99.2% on a first-pass basis.  We recently concluded independent EPA/FDA certified laboratory tests, showing the rates of inactivation of a MS-2 virus surrogate were almost identical to our results on the inactivation of bacteria.

We combine our air purification technology (see diagram below), a sophisticated electronic ballast system with an electronic control module in a product which is totally effective yet user-friendly.  The technology uses Ultraviolet C (UVC) in a proprietary, replaceable cartridge which provides 12 months of continuous operation, 24 hours a day, seven days a week.  Inside the cartridge, pathogens and bacteria and, in fact, anything with a DNA is killed or neutralized.  A gross particulate screen removes the remaining debris from the air stream.  This sealed cartridge can be discarded in the regular trash at the end of its useful life.

During the actual purification process, air enters through the base of the purifier.  A quiet fan, mounted at the unit’s lower end, pushes incoming contaminated air into the bottom of the replaceable cartridge.  Inside, the air flows through the first of two inline baffle sets.  The chamber, created by these baffles, slows the airflow and provides turbulence necessary for proper elimination of impurities.  Next, the air stream enters the main chamber.  Here, impurities in the air are bombarded with germicidal UVC, killing the bacteria and neutralizing the impurities.  The interior of the kill chamber is coated with TiO2, which then reduces the concentrations of odors and Volatile Organic Compounds (VOC’s), by reacting with the gases that make contact with the interior surface of the chamber, thus breaking them down to the molecular level.  After purification in the main chamber, the air stream passes through a second set of inline baffles, which refocuses the flow.  It then exits the unit through a gross particulate screen.  This screen removes neutralized pathogens and other particles left in the air stream.  The final air stream contains only purified air.

Electronic controls insure that our product is completely effective during the life of the cartridge, allows performance monitoring of all major electrical components, simplifies operation and endows the units with appropriate safety features.  An indicator light provides information regarding the state of the cartridge and indicates when a replacement is necessary.

Product

The ViraTech UV-400

The ViraTech UV-400 will be the lead product we produce and distribute.  The ViraTech UV-400 portable model is 32 inches tall and uses a 6 inch diameter cartridge.  The second product currently being designed is approximately 1/3 smaller and will use a 4.5 inch diameter cartridge (see rendering below).  For the U.S. market, all portable models operate on 110/120 volt current and do not require any special wiring.  In each product family, there is a design provision for 220/240 volt operation, which allows for adaptation to international standards or use in heavy-duty commercial applications.  Each unit is designed to run continuously and will have a minimum active life of 5 years.  Cartridge replacement is signaled when as the 9000 lamp hour mark approaches a green light on the front of the unit turns red, and when the useful life is hit, the unit shuts down until the cartridge is replaced.  This ensures that the unit maintains adequate germicidal UV strength.  Recommended replacement frequency assumes 24 hour per day, seven days a week usage.  Because the units run with less resistance than traditional HEPA air filters, the fan is smaller, which results in a quieter product.  Depending on room size, each unit will recycle air in a room at the rate of 5 to 10 times per hour.

Large and Small Portable Units

The Company has designed a revolutionary smaller unit, specifically for the residential marketplace.  The unit will be approximately 27” high, and will combine the Company’s patented UV killing chamber technology with state of the art HEPA filter technology.  Thus, the unit will “Kill and Trap.”  The unit will be designed to be sold at a lower price point and will have independent EPA/FDA certified lab results to support every claim.  The unit includes a molded handle and an aesthetically pleasing design, which will make it desirable for homes, hotel rooms, and offices.  The Company has already been in contact with noted Allergy Specialists that are interested to get prototypes.  The product will be sold on infomercials and through the Company’s other distribution channels.  The product will be sold at a similar price point to the Sharper Image ‘Ion Breeze,” which sold almost 3 million units.

Sales and Distribution Channels

We will focus initially on the commercial market, targeting medical, hospitality, and commercial property customers.  We will sell and lease our products directly or through distributors to medical accounts including hospitals, doctor and dentist offices, clinics, and nursing homes.  Initial sales are anticipated as the result of interaction with key hospital and nursing home administrators as well as medical equipment distributors and medical sales representatives.  We plan to leverage longstanding contacts within the healthcare industry to drive placement.

We are seeking a master distribution agreement with a large medical equipment supplier with an active sales force.  We aim to form sector-specific distribution agreements with established suppliers and distributors targeting the hospitality, food service, and lodging markets.  We plan to strategically target the large consumer market for indoor air quality products once commercial sales have progressed.

Customers

We currently have units in operation at the Seagate Hotel, Boca Raton, Florida; the 15 Beacon Hotel, Boston, Massachusetts; the Miami Anatomical Research Center; and several other locations.

Competition

Awareness of the effects of poor indoor air quality continues to grow and will push customers to look for more efficacious products.  We believe that companies currently supplying air purification products to commercial accounts will be looking for additional products to sell and new sources of on-going revenue.  We believe our ViraTech UV-400 product represents a significant opportunity to distributors for first sales as well as the on-going replacement cartridge sales volume into a growing installed user base.

Our products compete broadly with other current companies offering air purification products, including companies that offer UV air purification products.  Honeywell was one of the best-known brand names in the commercial segment of the market.  3M Corporation purchased the commercial air treatment division of Honeywell and now markets their product line.  In the consumer market segment, we compete with Honeywell, Duracraft, and Enviracaire brands, all of which compete at the middle and upper-middle price points with HEPA-based products and are offered by Kaz, Incorporated.  Kaz purchased Honeywell’s consumer products division and continues to market product under the existing brand names along with a wide variety of other brands.  Recently, Alpine Industries left the consumer segment of the market, leaving an opening for new and existing companies to assume Alpine’s market share.

These products are in direct competition with our products for market share.  We have made comparisons of competitive air masking and filtration products to determine the extent to which these competitive products achieve their advertising claims.  We believe we are one of the few companies that publish laboratory reports of our products performance capabilities.  Based upon these comparisons, we do not believe there is any existing product which can provide safe, effective operation and still deliver high levels of purification against four forms of airborne contaminants (molds, spores, viruses, and bacteria).  At one end of the product spectrum, the market includes the replaceable air freshening devices found in restrooms that are intended to mask lavatory and other odors.  While masking odors, these products are not capable of attacking the source of the odor.  The products also require frequent and costly replacement.

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

Research and Development

Our research and development activities are focused principally on the development of new products that serve the air purification market and on significant upgrades to our existing products.  We have completed the design of our second product, a smaller, lower cost version of the ViraTech UV-400.  We expect to begin shipping the new model into commercial accounts before the end of September 2011.

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

Independent EPA and FDA certified laboratory testing (results below) confirms the system captures and kills airborne bacteria, including Bacillus subtilis, Pseudomonas aeruginosa, and Staphylococcus aureus.  The Company recently announced that additional testing was performed at the same certified test facility showing rates of inactivation for a MS-2 virus surrogate comparable to the results shown with bacteria.

NorthEast Laboratories Test Results on the ViraTech UV-400 Unit

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

Our ViraTech UV-400 product was issued by the FDA as a Class II medical device in November 2008.  FDA clearance to sell our product as a Class II medical device provides invaluable credibility in the marketplace.  By granting a listing, the FDA indicates it has reviewed all aspects of a product, including efficacy of the technology, independent test results and product safety to insure that the product complies with our claims.  Few air purification products are listed by the FDA, and it is extremely important that we expend the resources necessary to maintain this listing as a Class II medical device with the FDA.  The Company has recently concluded independent lab tests, which show the rates of inactivation on a MS-2 virus surrogate were comparable to the results shown with bacteria.  Although the Company makes no claims for the inactivation of viruses, it plans on submitting the results for further FDA evaluation.

Because Class II devices have a lower potential safety risk to the patient, user, or caregiver, a full premarket analysis are not required for a Class II device.  A premarket notification, known as a 510(k) submission, is required to demonstrate that the device is as safe and effective as a substantially equivalent medical device that has been legally marketed in the U.S. prior to May 29, 1976.  Once the FDA has notified us that the product file has been cleared, the medical device may be marketed and distributed in the U.S.  Some products that have minimal risk to the intended user are deemed by the FDA as exempt from the FDA approval or clearance process.

Failure to comply with applicable FDA requirements can result in fines, injunctions, civil penalties, recall, or seizure of products, total or partial suspension of production, or loss of distribution rights.  It may also include the refusal of the FDA to grant approval of a PMA or clearance of a 510(k).  Actions by the FDA may also include withdrawal of marketing clearances and possibly criminal prosecution.  Such actions, if taken by the FDA, could have a material adverse effect on our business, financial condition, and results of operation.

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

Patents and Proprietary Rights

We own the rights to U.S. Patent No. 6939397 with 43 claims covering innovative removable cartridge, housing, UV chamber, UV radiation source, and baffle technology.

While a patent has been issued, we realize that (a) we will benefit from patents issued only if we are able to market our products in sufficient quantities of which there is no assurance; (b) substitutes for these patented items, if not already in existence, may be developed; (c) the granting of a patent is not a determination of the validity of a patent, such validity can be attacked in litigation or we or owner of the patent may be forced to institute legal proceedings to enforce validity; and (d) the costs of such litigation, if any, could be substantial and could adversely affect us.

Backlog

We currently have no backlog of orders.

Employees

As of September 30, 2010, we had no full-time employees, although we engage contractors as needed and each of our officers and directors devotes a portion of his and her time to the affairs of our Company.

Where you can find more information

We are required to file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and other information with the Securities and Exchange Commission (the “SEC”).  The public can obtain copies of these materials by visiting the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549, by calling the SEC at 1-800-732-0330, or by accessing the SEC’s website at http://www.sec.gov.  In addition, as soon as reasonably practicable after these materials are filed with or furnished to the SEC, we will make copies available to the public free of charge through our website, http://www.uvflutech.com.  The information on our website is not incorporated into, and is not part of, this annual report.

ITEM 1A.                      RISK FACTORS

With the exception of historical facts stated herein, the matters discussed in this report on Form 10-K are “forward looking” statements that involve risks and uncertainties that could cause actual results to differ materially from projected results.  Such “forward looking” statements include, but are not necessarily limited to statements regarding anticipated levels of future revenues and earnings from the operations of the Company, projected costs and expenses related to our operations, liquidity, capital resources, and availability of future equity capital on commercially reasonable terms.  Factors that could cause actual results to differ materially are discussed below.  We disclaim any intent or obligation to publicly update these “forward looking” statements, whether as a result of new information, future events, or otherwise.

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

We incurred net losses of approximately $566,153 for our fiscal year ended September 30, 2010.  As of September 30, 2010, we had an accumulated deficit of approximately $695,012.  We have not achieved profitability in any period, and we expect to continue to incur net losses for the foreseeable future.  Should we continue to incur net losses in future periods, we may not be able to increase the number of employees or our investment in capital equipment, sales and marketing programs and research and development in accordance with present plans.  Continuation of net losses may also require us to secure additional financing sooner than expected.  Such financing may not be available in sufficient amounts, or on terms acceptable to us and may dilute existing shareholders.

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

We regard our trademarks, trade secrets and similar intellectual property as critical to our success and attempt to protect such property with registered and common law trademarks and copyrights, restrictions on disclosure and other actions to forestall infringement.  Despite precautions implemented by us, unauthorized third parties may copy certain portions of our products or reverse engineer or obtain and use information regarded by us as proprietary.  We have secured one patent in the United States, have filed an application for an additional patent, and may seek additional patents in the future.  We do not know if a patent will issue on the patent application or whether any future patent applications will be issued with the scope of the claims sought by us, or whether any patents received by us will be challenged or invalidated.  In addition, many other organizations are engaged in research and product development efforts that may overlap with our products.  Such organizations may currently have, or may obtain in the future, legally blocking proprietary rights, including patent rights, in one or more products or methods under development or consideration by us.  These rights may prevent us from commercializing products, or may require us to obtain a license from the organizations to use the technology.  We may not be able to obtain any such licenses that may be required on reasonable financial terms, if at all, and cannot be sure that the patents underlying any such licenses will be valid or enforceable.  The laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the United States.  Our means of protecting our proprietary rights in the United States or abroad may not be adequate and competitors may independently develop similar technology and products.  Third parties may infringe or misappropriate our copyright, trademarks and similar proprietary rights.  In addition, other parties may assert infringement claims against us.  We cannot be certain that our products do not infringe issued patents that may relate to our products.  We may be subject to legal proceedings and claims from time to time in the ordinary course of business, including claims of alleged infringement of the trademarks and other intellectual property rights of third parties.  Intellectual property litigation is expensive and time consuming and may divert management’s attention away from running our business which may have a material adverse effect on our business, operating results and financial condition.

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

Our ability to sell our products will depend in some part on the extent to which reimbursement for the cost of our products will be available from government health administration authorities, private health insurers and other organizations.  In November 2008, the U.S. Food and Drug Administration (“FDA”) cleared our ViraTech UV-400 product as a Class II medical device, and we believe that certain purchasers of our product may generally qualify for reimbursement of some of the costs of purchasing our product, subject to the terms and conditions of their insurance plan or Medicare or Medicaid.  Third party payers such as insurance companies are increasingly challenging the prices charged for medical products and can, without notice, deny coverage for treatments that may include the use of our products.  Therefore, even if a product is cleared for marketing, we cannot be assured that reimbursement will be allowed for the product, that the reimbursement amount will be adequate or, that the reimbursement amount, even if initially adequate, will not subsequently be reduced.  Additionally, future legislation or regulations concerning the healthcare industry or third party or governmental coverage and reimbursement, particularly legislation or regulation limiting consumers’ reimbursement rights, may harm our business.

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

•
A broker-dealer must obtain from the purchaser an agreement to purchase the securities.  This agreement must be obtained for every purchase until the purchaser becomes an “established customer.” A broker-dealer may not affect a purchase of a penny stock less than two business days after a broker-dealer sends such agreement to the purchaser.

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

ITEM 1B.                   UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.                      PROPERTIES.

We currently maintain our registered offices at 1694 Falmouth Road #125, Centerville, MA 02632-2933.

ITEM 3.                      LEGAL PROCEEDINGS

None.

ITEM 4.                      RESERVED.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Since inception, there has been a limited trading market for our common stock.   Our common stock is listed on the OTC Bulletin Board (“OTCBB”) exchange under the symbol UVFT.OB.  Our common stock has been listed on the OTCBB since November 12, 2009.  Prior to that time, there was no public market for our common stock.  The table below lists the high and low closing prices per share of our common stock since our stock was first traded , as quoted on OTCBB.

Fiscal 2010	High	Low
First Quarter	$.37	$.23
Second Quarter	$.39	$.23
Third Quarter	$.51	$.34
Fourth Quarter	$.41	$.24

Trading in our common stock has been sporadic and the quotations set forth above are not necessarily indicative of actual market conditions.  All prices reflect inter-dealer prices without retail mark-up, mark-down, or commission and may not necessarily reflect actual transactions.

Stockholders

As of January 10, 2010, we had 45,080,000 shares of common stock outstanding held by 94 shareholders.

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

Securities Authorized For Issuance under Equity Compensation Plans

There are no securities authorized for issuance under any equity compensation plans during the fiscal year ended September 30, 2010.

Purchases of Equity Securities by the Issuer and Affiliated Purchases

There were no issuer purchases of our equity securities during the fiscal year ended September 30, 2010.

ITEM 6.                  SELECTED FINANCIAL DATA

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The discussion and financial statements contained herein are for our fiscal year ended September 30, 2010 and September 30, 2009.  The following discussion regarding our financial statements should be read in conjunction with our financial statements included herewith.

Financial Condition as of September 30, 2010

We reported total current assets of $103,312 at September 30, 2010, consisting of accounts receivable and prepaids.  Total current liabilities reported of $691,639 consisted of $149,775 in accounts payable and accrued liabilities and $541,864 in notes payable.  We had a working capital deficiency of $588,327 at September 30, 2010.

Net Loss increased from $20,828 for the year ended September 30, 2009 to $566,153 at September 30, 2010.

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

Effective November 15, 2009, we acquired AmAirpure Inc.’s air purification technology, product, inventory, and certain equipment pursuant to an Asset Purchase Agreement with AmAirpure, Inc.  We issued 15,000,000 shares of our common stock to shareholders of AmAirpure in connection with the asset acquisition.  Additionally, on November 25, 2009, we entered into a Distribution Agreement with Puravair Distributors LLC (“Puravair”) where we appointed Puravair as our exclusive master distributor for our Viratech UV-400 product and our other products for the professional, medical, and commercial markets in the U.S. and Canada.  On September 30, 2010, we terminated our Distribution Agreement with Puravair and began adding new distributors, which totaled five as of year end.

The latest production runs of our Viratech UV-400 product incorporate our patented UV bacteria killing technology, which has been cleared by the FDA for use as a medical device.  In June 2010, we expanded our market reach by introducing the latest generation of our Viratech UV-400 product into the residential and hospitality markets.

On October 28, 2010, we entered into a binding letter of intent with The Red Oak Trust (“Red Oak”) (the “LOI”) in connection with our proposed acquisition of one hundred percent (100%) of the issued and outstanding units of RxAir Industries, LLC, a Nevada limited liability company (“RxAir”), which is wholly owned by Red Oak (the “Acquisition”).  At the closing of the Acquisition, RxAir will become a wholly-owned subsidiary of the Company.  We are currently renegotiating the terms of the LOI and we intend to enter into a definitive agreement soon.

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

Cash and Cash Equivalents

As of September 30, 2010, we had cash of $nil.  As such, we anticipate that we will have to raise additional capital through debt or equity financings to fund our operations and execute our business plan during the next 6 to 12 months.

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

Our management routinely makes judgments and estimates about the effects of matters that are inherently uncertain.  As the number of variables and assumptions affecting the probable future resolution of the uncertainties increase, these judgments become even more subjective and complex.  Our significant accounting policies are discussed in Note 3 to our financial statements for the fiscal year ended September 30, 2010 included in the Form 10-K.  We have identified the following accounting policies, described below, as the most important to an understanding of our current financial condition and results of operations.

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

(a)           Organizational and Start-up Costs.  Costs of start-up activities, including organizational costs, are expensed as incurred in accordance with Accounting Standards Codification (“ASC”) subtopic 720-15 (formerly Statements of Position (“SOP”) 98-5).

(b)           Income Taxes.  We have adopted the ASC subtopic 740-10 (formerly Statement of Financial Accounting Standards (“SFAS”) No. 109 – “Accounting for Income Taxes”).  ASC 740-10 requires the use of the asset and liability method of accounting of income taxes.  Under the asset and liability method of ASC 740-10, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

We provide deferred taxes for the estimated future tax effects attributable to temporary differences and carry forwards when realization is more likely than not.

(c)           Inventories.  Inventories are stated at the lower of cost or market, with cost being determined using the first-in first-out method.  Inventories consist of purchased goods held for resale.

(d)           Property and Equipment.  Property and equipment is stated at cost, and is depreciated over estimated useful lives using primarily the straight line method for financial reporting purposes.  Useful lives range from 3 to 5 years.  We evaluate equipment at least annually for impairment.

(e)           Advertising.  Advertising costs are expensed as in accordance with ASC subtopic 720-35 (formerly SOP 93-7).

(f)           Basic and Diluted Loss Per Share.  In accordance with ASC subtopic 260-10 (formerly SFAS No. 128 – “Earnings Per Share”), the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding.  Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  At September 30, 2009 and 2008, we had no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

(g)           Estimated Fair Value of Financial Instruments.  The carrying value of our financial instruments, consisting of cash, and accounts payable approximate their fair value due to the short-term maturity of such instruments.  Unless otherwise noted, it is management’s opinion that we are not exposed to significant interest, currency or credit risks arising from these financial statements.

(h)           Revenue Recognition.  It is our policy that revenues will be recognized in accordance with ASC subtopic 605-10 (formerly SEC Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition.”).  Under ASC 605-10, product revenues (or service revenues) are recognized when persuasive evidence of an arrangement exists, delivery has occurred (or service has been performed), the sales price is fixed and determinable and collectability is reasonably assured.  Revenues are recognized only when the Company has transferred to the customer the significant risk and rewards of ownership of the goods, title to the products transfers, the amount is fixed and determinable, evidence of an agreement exists, there is reasonable assurance of collection of the sales proceeds, the Company has no future obligations, and the customer bears the risk of loss.  This occurs at the time of shipment (FOB shipping point) of the products from the Company’s warehouse and an invoice is prepared..  There are no rights of return and exchange is allowed only on defective products.  Recognition of revenue is not affected as the right of exchange results in new units being shipped to the customer once defective units have been received by the company and verified as defective.

(i)           Currency.  Our functional currency is the United States Dollar.  Realized gain or loss on foreign currency transactions are reflected in the income statement.

(j)           Use of Estimates.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

(k)           Cash and Cash Equivalents.  Cash is comprised of cash on hand and demand deposits.  Cash equivalents include short-term highly liquid investments with original maturities of three months or less that are readily convertible to known amounts of cash and which are subject to an insignificant risk of change in value.

(l)           Concentrations.  Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents.  At September 30, 2009, we had $2,522 U.S. funds in deposit in a business bank account and U.S. equivalent of $297 in Canadian funds in a business account which are not insured by agencies of the U.S. Government.

(m)           Recent Accounting Pronouncements.  In August 2010, the FASB issued Accounting Standard Updates No. 2010-21 (ASU No. 2010-21) “Accounting for Technical Amendments to Various SEC Rules and Schedules” and No. 2010-22 (ASU No. 2010-22) “Accounting for Various Topics – Technical Corrections to SEC Paragraphs”.  ASU No 2010-21 amends various SEC paragraphs pursuant to the issuance of Release no. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies.  ASU No. 2010-22 amends various SEC paragraphs based on external comments received and the issuance of SAB 112, which amends or rescinds portions of certain SAB topics.  Both ASU No. 2010-21 and ASU No. 2010-22 are effective upon issuance.  The amendments in ASU No. 2010-21 and No. 2010-22 will not have a material impact on the Company’s financial statements.

The FASB issued ASC subtopic 855-10 (formerly SFAS 165 “Subsequent Events”), incorporating guidance on subsequent events into authoritative accounting literature and clarifying the time following the balance sheet date which management reviewed for events and transactions that may require disclosure in the financial statements.  The Company adopted this standard effective the second quarter of 2009  The standard increased our disclosure by requiring disclosure of the date through which subsequent events have been reviewed.  The standard did not change our procedures for reviewing subsequent events.  ASC 855-10 is included in the “Subsequent Events” accounting guidance.

In April 2009, the FASB issued ASC subtopic 820-10 (formerly Staff Position No. FAS 157-4, Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”) .  ASC 820-10 provides guidance on how to determine the fair value of assets and liabilities when the volume and level of activity for the asset/liability has significantly decreased.  FSP 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly.  In addition, FSP 157-4 requires disclosure in interim and annual periods of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques.  The Company is evaluating the effect of the adoption of FSP 157-4 and determined that it did not have a material impact on its results of operations and financial position.

In July 2006, the FASB issued ASC subtopic 740-10 (formerly Interpretation No. (“FIN”) 48, “ Accounting for Uncertainty in Income Taxes “).  ASC 740-10 sets forth a recognition threshold and valuation method to recognize and measure an income tax position taken, or expected to be taken, in a tax return.  The evaluation is based on a two-step approach.  The first step requires an entity to evaluate whether the tax position would “more likely than not,” based upon its technical merits, be sustained upon examination by the appropriate taxing authority.  The second step requires the tax position to be measured at the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement.  In addition, previously recognized benefits from tax positions that no longer meet the new criteria would no longer be recognized.  The application of this Interpretation will be considered a change in accounting principle with the cumulative effect of the change recorded to the opening balance of retained earnings in the period of adoption.  Adoption of this new standard is not expected to have a material impact on our financial position, results of operations or cash flows.

In April 2008, the FASB issued ASC 815-40 (formerly Emerging Issues Task Force (“EITF”) 07-05, “Determining whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock “).  ASC815-40 applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative, and to any freestanding financial instruments that are potentially settled in an entity’s own common stock.  ASC 815-40 is effective for financial statements issued for fiscal years beginning after December 15, 2008.  The Company is currently evaluating the impact ASC 815-40, but does not expect the adoption of this pronouncement will have a material impact on its financial position, results of operations or cash flows.

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

Results of Operations for the Year Ended September 30, 2010 as Compared to the Year Ended September 30, 2009

Sales and Rental Revenue

During the fiscal year ended September 30, 2010, we received gross revenue of $107,703 as compared to $18,000 for the year ended September 30, 2009.  The increase is primarily related to the increase in sales and leasing of units from our new product line, reflecting higher market penetration of our product in the commercial market and in particular in the medical and hospitality industries.

Net Income (Loss)

During the fiscal year ended September 30, 2010, our net loss was $566,153 as compared to $20,828 for the year ended September 30, 2009.  The increase in net loss is due to an increase in our general and administrative expenses of $566,728 for the year ended September 30, 2010 as compared to $27,730 for the year ended September 30, 2009 as a result of increased business activity associated with development of our new product line, as well as an increase in interest expense of $22,659 as compared to $nil (zero) for the year ended September 30, 2009.

General and Administrative Expenses

During the fiscal year ended September 30, 2010, we incurred total expenses of $566,728 as compared to $27,730 for the year ended September 30, 2009.  The increase is primarily related to expenses for marketing, office and administration, professional fees, consulting and investor relation costs increased due to an increase business activity associated with development of the new product line.   The increase in these particular expenses are as follows:

	September 30, 2010	September 30, 2009
Marketing	$89,541	$-
Office and administration	58,756	5,860
Professional fees	130,965	17,948
Consulting	152,924	-
Investor relations	67,042	-
Total	$499,228	$23,808

Bad debts increased from $nil (zero) for the year ended September 30, 2009 to $67,500 for the year ended September 30, 2010 and was due to the write off of the receivable from Puravair Distributors LLC that was deemed uncollectible under our Distribution Agreement with Puravair, such Distribution Agreement was terminated on September 30, 2010.

Depreciation and amortization expense decreased from $3,922 for the year ended September 30, 2009 to $nil for the year ended September 30, 2010 as the office equipment was sold during the year resulting in a net gain of $1,116.

Expenses or other cash flows in this period may not be indicative of future periods as we are in the early development stage.

Liquidity and Capital Resources

As of September 30, 2010, we had cash of $nil (zero), and working capital deficiency of $588,327.  During the period ended September 30, 2010, we funded our operations from receipts of sales revenues and proceeds from loans payable.  We have recognized a total of $143,603 in revenues since our inception and incurred $541,864 in loans payable.  In order to survive, we are dependant on increasing our sales volume.  Additionally, we plan to continue further financings and believe that this will provide sufficient working capital to fund our operations for at least the next 12 months.  Changes in our operating plans, increased expenses, additional acquisitions, or other events may cause us to seek additional equity or debt financing in the future.

For the period ended September 30, 2010, we used $548,083 in cash flows to fund operating activities as compared to $1,950 for the period ended September 30, 2009.  The increase is primarily due to an increase in our general and administrative expenses for the year ended September 30, 2010 as compared to the year ended September 30, 2009 as a result of increased business activity associated with development of our new product line  For the period ended September 30, 2010, net cash provided by operating activities reflected $1,116 gain on sale of assets, $125,627 in changes in current assets and inventory, and we used $144,813 in accounts payable and accrued liabilities.

For the period ended September 30, 2010, cash flows from investing activities was $3,400 due to proceeds from the sale of equipment as compared to $nil (zero) for the period ended September 30, 2009.

For the period ended September 30, 2010, cash flows from financing activities was $541,864 from proceeds of loans payable as compared to $nil (zero) for the period ended September 30, 2009.

We anticipate that our cash requirements will be significant in the near term due to contemplated development, purchasing, marketing and sales of our air purification technologies and products.  Accordingly, we expect to continue to use loans payable to fund operations for at least the remaining of our fiscal year ended September 30, 2011, as we look to generating sufficient revenue to meet our needs.

Off-Balance Sheet Arrangements

We presently do not have any off-balance sheet arrangements.

Capital Expenditures

We did not make any capital expenditures in the fiscal year ended September 30, 2010.

Contractual Obligations

The following table outlines payments due under our significant contractual obligations over the periods shown, exclusive of interest:

	Payments Due by Period
Contract Obligations At September 30, 2010	Total	Less than 1 Year	1-3 years	3-5 years	More than 5 years
Total Debt	$541,864	$541,864	$-	$-	$-

The above table outlines our obligations as of September 30, 2010 and does not reflect any changes in our obligations that have occurred after that date.

ITEM 7A.                   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this item.

ITEM 8.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the financial statements, the report of our independent registered public accounting firm, and the notes thereto commencing at page F-1 of this report, which financial statements, report, and notes are incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On December 21, 2009, Bateman McDuffie, Inc. (formerly known as Bateman & Co., Inc., P.C.) (“Bateman”) was dismissed as our independent registered public accounting firm.  Our Board of Directors approved the decision to change our independent registered public accounting firm.

During the last two fiscal years ended September 30, 2010 and 2009, and further through the date of dismissal of Bateman, there have been no disagreements with Bateman on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement if not resolved to the satisfaction of Bateman, would have caused them to make reference to the subject matter of the disagreement(s) in connection with their report on our financial statements for such years; and there were no reportable events, as listed in Item 304(a)(1)(iv) of Regulation S-K.

On December 21, 2009, we engaged Weaver & Martin, LLC (“Weaver”) as our new independent registered public accounting firm to audit our financial statements.  During the two most recent fiscal years and the interim periods preceding the engagement, we did not consult with Weaver regarding (i) the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, and no written report or oral advice was provided to us by Weaver concluding there was an important factor to be considered by us in reaching a decision as to an accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304 (a)(1)(iv) of Regulation S-K or a reportable event, as that term is described in Item 304 (a)(1)(v) of Regulation S-K.

ITEM 9A.               CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer along with our Principal Financial Officer, of the effectiveness of the design of the our disclosure controls and procedures (as defined by Exchange Act Rule 13a-15(e) and 15d-15(e)) as of the end of our fiscal year pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, our Principal Executive Officer along with our Principal Financial Officer concluded that our disclosure controls and procedures are effective at September 30, 2010 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of September 30, 2010.

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

Changes in Internal Control over Financial Reporting

We have had very limited operations and there were no changes in our internal controls over financial reporting that occurred during the three months ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.                      OTHER INFORMATION.

There were no items requiring reporting on Form 8-K that were not reported on Form 8-K during the fourth quarter of the year covered by this Form 10-K.

PART III

ITEM 10.                      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table sets forth the names and ages of our current directors and executive officers, the principal offices and positions held by each person:

Person	Age	Position

John J. Lennon	55	President, Treasurer, Chief Executive Officer, Chief Financial Officer, and Director
Roger Nelson	64	Secretary and Director
Dr. Dennis J. Rosen, M.D., FAAP	64	Director
Thomas J. Mahowald	55	Director

Our Board of Directors believes that its members encompass a range of talent, skill, and experience sufficient to provide sound and prudent guidance with respect to our operations and interests.  The information below with respect to our directors includes each director’s experience, qualifications, attributes, and skills that led our Board of Directions to the conclusion that he should serve as a director.

John J. Lennon, President, Chief Executive Officer, Chief Financial Officer, and Director.  On November 12, 2009, our Board of Directors appointed Mr. John J. Lennon as President, Secretary, Chief Financial Officer and member of the Board of Directors.  From September 21, 2009 to March 18, 2010, Mr. Lennon has served as President, Chief Executive Officer, Chief Financial Officer and Secretary of Celestial Delights USA Corp, and as Chief Financial Officer till June 24, 2010; from May 30, 2008 to July 7, 2009, as Treasurer, VP of Finance and Director of Brite-Strike Tactical Illumination Products, Inc.; from February 13, 2008 to June 2, 2009, as President, Chief Financial Officer and Secretary of American Petro-Hunter, Inc., from June 2009, as Chief Financial Officer and Secretary of American Petro-Hunter, Inc.; from May 2009 to October 30, 2009, as President, Chief Financial Officer and Secretary of GC China Turbine Corp.; from March 26, 2009, as President, Chief Financial Officer and Secretary of LED Power Group, Inc.; and from 2004, as President of Chamberlain Capital Partners.  Chamberlain Capital Partners assists companies in the area of maximizing shareholder value through increased sales, cost reduction and refined business strategy.  Mr. Lennon has also assisted companies in obtaining debt financing, private placements or other methods of funding.  He is responsible for corporate reporting, press releases, and funding related initiatives for American Durahomes, a private corporation, where he acts as a Director, and from 2005 to December 31, 2008, acted as Treasurer/Director/VP of Finance for US Starcom, a public entity.  On December 31, 2007, Mr. Lennon was appointed Chief Executive Officer, President, Chief Financial Officer, Secretary, Treasurer and director of Explortex Energy Inc., a publicly reporting company, which is a natural resource exploration company engaged in the participation in drilling of oil and gas in the United States.  Mr. Lennon resigned from his positions at Explortex Energy Inc. on June 29, 2009.  From 1987 to 2004, Mr. Lennon served as Senior Vice President of Janney Montgomery Scott, Osterville, MA, Smith Barney and Prudential Bache Securities, managing financial assets for high net worth individuals. Mr. Lennon currently serves on the Board of Directors of Celestial Delights USA Corp., AmAirPure, Inc., American Petro-Hunter, Inc. and LED Power Group, Inc.

Roger Nelson, Secretary and Director.  On January 6, 2010, our Board of Directors appointed Mr. Nelson as Secretary and a member of the Board of Directors.  Mr. Nelson brings over 36 years of experience in the medical equipment and health care sector.  Since 1996, he was Senior Vice President at Eco-Rx, Inc., a company specializing in the air purification industry.   Prior to that, he was the principle of Nelson & Associates, an independent health care sales and consulting organization.  From 1980 to 1991, he held senior positions with medical equipment manufacturers Retec, USA and Everest & Jennings.  His career in the sector began in 1973 with a lengthy period at several divisions of Johnson & Johnson.  Mr. Nelson was educated at the University of Connecticut, with a B.S. in Business Administration received in 1969.

Dr. Dennis J. Rosen, M.D., FAAP, Director.  On January 6, 2010, our Board of Directors appointed Dr. Rosen as a member of the Board of Directors.  Dr. Rosen has practiced medicine as a Developmental Pediatrician since 1975.  He is currently teaching at UMASS Medical Center in Worcester and in private practice in Amherst, Massachusetts.  He has been the Director of Developmental Clinics in multiple community hospitals in Western Massachusetts since his training at the State University of New York at Buffalo, where he earned his medical degree. Dr. Rosen completed his residency at Boston City Hospital and post-graduate developmental pediatric training at Children’s Hospital Medical Center in Boston in 1976.  Dr. Rosen earned his M.D. from the University of New York at Buffalo in 1971 and his Bachelors of Science Degree from the University of Rhode Island in 1967.  Dr. Rosen is a nationally known speaker and advisory board member to numerous international pharmaceutical companies.

Thomas J. Mahowald, Director.  On December 31, 2010, our Board of Directors appointed  Mr. Thomas J. Mahowald as a member of the Board of Directors.  From 2009 to the present, Mr. Mahowald has served as the Vice President, Sales & Marketing of Pike Research Group, a global leader in Cleantech market research.  From 2004 to 2008, Mr. Mahowald served as Principal of Encompass Technology Partners, a business development firm specializing in strategic planning and sales strategy, product branding and  positioning, merchandising, and global sales channel development, including e-commerce.  From 1996 to 2004, Mr. Mahowald served as Vice President of Sales, Major Accounts for International Data Corporation, a global provider of market intelligence, advisory services, and events for the information technology, telecommunications, and consumer technology markets.  Prior to 1996, Mr. Mahowald’s served as Vice President, Sales for Studio Solutions, Inc. from 1991 to 1996; Director of International Marketing for Precision Visuals, Inc. from 1983 to 1991; and International Sales Manager for the Satellite Communication Division of Harris Corporation form 1981 to 1983.  Mr. Mahowald received his M.B.A in International Management from the Thunderbird School of Global Management in 1981 and his B.S. in Finance and Accounting from the University of Colorado at Boulder in 1977.

Significant Employees

As of September 30, 2010, we had no full-time employees, although we engage contractors as necessary and each of our officers and directors devotes a portion of his and her time to the affairs of our Company.

Certain Relationships

There are no arrangements, understandings, or family relationships pursuant to which our executive officers or directors were selected.  There are no related party transactions between us and our executive officers or directors.

Nominations to the Board of Directors

Our directors take a critical role in guiding our strategic direction and oversee the management of the Company.  Board of Director candidates are considered based upon various criteria, such as their broad-based business and professional skills and experiences, a global business and social perspective, concern for the long-term interests of the stockholders, diversity, and personal integrity and judgment.  Accordingly, we seek to attract and retain highly qualified directors.

In carrying out its responsibilities, the Board of Directors will consider candidates suggested by stockholders.  If a stockholder wishes to formally place a candidate's name in nomination, however, he or she must do so in accordance with the provisions of the Company's Bylaws.

Committees of the Board of Directors

Audit Committee

Our Board of Directors  has not  established  a separate  audit committee within the meaning of Section  3(a)(58)(A) of the Securities  Exchange Act of 1934,  as amended  (the  ”Exchange  Act”).  Instead, the entire Board of Directors acts as the audit committee within the meaning of Section 3(a)(58)(B) of the Exchange Act.  We are seeking candidates for outside directors to serve on a separate audit committee when we establish one.  Due to our small size and limited operations and resources, it has been difficult to recruit outside directors.

Audit Committee Financial Expert

We currently do not have an audit committee financial expert or an independent audit committee expert on our Board of Directors.

Other Committees

Our Board of Directors has not established separately-designated standing nominating or compensation committees due to our financial conditions, small size, and limited operations and resources.

Code of Ethical Conduct

We have adopted a Code of Ethical Conduct applicable to all employees including our principal executive officer and principal financial officer, which is available on our website at http://www.uvflutech.com.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities and Exchange Act of 1934, as amended, requires any person who is a director or executive officer or who beneficially holds more than ten percent (10%) of any class of our securities which have been registered with the Securities and Exchange Commission, to file reports of initial ownership and changes in ownership with the Securities and Exchange Commission.  These persons are also required under the regulations of the Securities and Exchange Commission to furnish us with copies of all Section 16(a) reports they file.

To our knowledge, based solely on our review of the copies of the Section 16(a) reports furnished to us and a review of our shareholders of record for the fiscal year ended September 30, 2010, we believe that each person who, at any time during such fiscal year was a director, officer, or beneficial owner of more than 10% of our common stock, complied with all Section 16(a) filing requirements during such fiscal year except that Mr. John J. Lennon filed one late report on Form 4 relating to the acquisition of shares of our common stock.

ITEM 11.                      EXECUTIVE COMPENSATION

General Philosophy

Our Board of Directors is responsible for establishing and administering the Company’s executive and director compensation.

Executive Compensation

The Board of Directors has approved a management fee to Mr. Lennon, our President, Treasurer, Chief Executive Officer, Chief Financial Officer, and Director, in the amount of $1,500 per week.  This weekly fee will pay Mr. Lennon for time in performing administrative, management, and business development functions for us.  This fee was determined by our Board of Directors by considering the amount of time Mr. Lennon will provide to the Company and also taking into consideration the financial condition of the Company.

Compensation Summary

The summary compensation table below shows certain compensation information for services rendered in all capacities to us by our principal executive officer and by each other executive officer whose total annual salary and bonus exceeded $100,000 during the fiscal periods ended September 30, 2010 and September 30, 2009.  Other than as set forth below, no executive officer’s total annual compensation exceeded $100,000 during our last fiscal period.

Summary Compensation Table

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)(2)	Option Awards ($) (f)	Non Equity Incentive Plan Compensa tion ($) (g)	Non-qualified Deferred Compensation Earnings ($) (h)	All Other Compensa tion ($) (i)	Total ($) (j)
John J. Lennon, President, Treasurer, Chief Executive Officer, Chief Financial Officer, and Director	2010	$78,000	$-0-	$-0-	$-0-	-0-	-0-	$-0-	$78,000
	2009	$-0-	$-0-	$-0-	$-0-	-0-	-0-	$-0-	$-0-
Roger Nelson, Secretary	2010	$-0-	$-0-	$-0-	$-0-	-0-	-0-	$-0-	$-0-
	2009	$-0-	$-0-	$-0-	$-0-	-0-	-0-	$-0-	$-0-

Compensation of Directors

We have no standard arrangement to compensate directors for their services in their capacity as directors.  Directors are not paid for meetings attended.  We do reimburse directors for reasonable expenses incurred during the course of their performance.  There has been no compensation awarded to, earned by, or paid to any of our named directors during the last fiscal year.

Outstanding Equity Awards at Fiscal 2010 Year-End

None of our named executive officers had any outstanding equity awards as of the fiscal year ended September 30, 2010.

Option Exercises and Vested Stock in Fiscal 2010

None of our named executive officers exercised stock options or had any restricted stock during the fiscal year ended September 30, 2010.

Employment and Other Agreements

There are no employment agreements with any officers or directors other than the monetary payment to them as more fully described elsewhere in this Form 10-K.

Pension and Retirement Plans

We do not offer any annuity, pension, or retirement benefits to be paid to any of our officers, directors, or employees in the event of retirement.  There are also no compensatory plans or arrangements with respect to any individual named above which results or will result from the resignation, retirement, or any other termination of employment with our company, or from a change in the control of our Company.

Risk Management Considerations

We believe that our compensation policies and practices for our employees, including our executive officers, do not create risks that are reasonably likely to have a material adverse effect on our Company.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership Of Certain Beneficial Owners And Management

The following table sets forth, as of  January 10, 2011, the number and percentage of outstanding shares of our common stock owned by (i) each person known to us to beneficially own more than 5% of our outstanding common stock, (ii) each director, (iii) each named executive officer, and (iv) all executive officers and directors as a group.  Share ownership is deemed to include all shares that may be acquired through the exercise or conversion of any other security immediately or within the next 60 days.  Such shares that may be so acquired are also deemed outstanding for purposes of calculating the percentage of ownership for that individual or any group of which that individual is a member.  Unless otherwise indicated, the stockholders listed possess sole voting and investment power with respect to the shares shown.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)	Percent of Class of Common Stock

Directors and Executive Officers
John J. Lennon 1694 Falmouth Road, Suite 147 Centerville, Massachusetts 02632-2933	6,525,000	14.47%

Roger Nelson 103 Lawlor Tolland CT 06084	300,000	*

Glenn Bushee 1145 Franklin Street Duxbury, MA 02332	375,000	*

Dr. Dennis J. Rosen, M.D., FAAP 157 Columbia Dr Amherst, MA 01002	150,000	*
All directors and executive officers as a group (4 persons)	7,350,000	16.30%

5% Stockholders
Nu Earth Corp. 495 Grand Boulevard Suite 206 Miramar Beach, FL 32550	3,750,000	8.32%

*	Less than 1%.

(1)
Unless otherwise noted, the security ownership disclosed in this table is of record and beneficial.  Unless provided for otherwise, the address for each of the beneficial owners named below is the Company’s business address.

(2)
Under Rule 13d-3 under the Exchange Act, shares not outstanding but subject to options, warrants, rights, conversion privileges pursuant to which such shares may be acquired in the next 60 days are deemed to be outstanding for the purpose of computing the percentage of outstanding shares owned by the persons having such rights, but are not deemed outstanding for the purpose of computing the percentage for such other persons.

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

Changes in Control

Other than as disclosed elsewhere in this Form 10-K, there are no existing arrangements that may result in a change in control of the Company.

Securities Authorized for Issuance Under Equity Compensation Plans

We do not have any equity compensation plans.

ITEM 13.                      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

During our fiscal year ended September 30, 2010 and the previous fiscal year, there were no transactions with related parties.

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

Director Independence

During fiscal 2010, our Board of Directors has determined, after considering all the relevant facts and circumstances, that Mr. Roger Nelson, Mr. Thomas J. Mahowald, and Dr. Dennis J. Rosen are independent directors because they have no relationship with us that would interfere with their exercise of independent judgment.  Mr. Lennon is not an independent director of our company because of his past or current position as an executive officer of our company.  There are no family relationships among any of our directors or officers.  We evaluate independence by the standards for director independence established by applicable laws, rules, and listing standards including, without limitation, the standards for independent directors established by The New York Stock Exchange, Inc., The NASDAQ National Market, and the Securities and Exchange Commission.

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

ITEM 14.                      PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table shows the fees paid or accrued by us for the audit and other services provided by Weaver & Martin for the fiscal periods shown.

	September 30, 2010		September 30, 2009
Audit Fees &	$		$
Audit Related Fees		12,500		12,000
Tax Fees		—		—
All Other Fees		—		—
Total		$12,500		$12,000

Audit fees consist of fees billed for professional services rendered for the audit of our financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by the above auditors in connection with statutory and regulatory fillings or engagements

In the absence of a formal audit committee, the full Board of Directors pre-approves all audit and non-audit services to be performed by the independent registered public accounting firm in accordance with the rules and regulations promulgated under the Securities Exchange Act of 1934, as amended.  The Board of Directors pre-approved 100% of the audit, audit-related and tax services performed by the independent registered public accounting firm for the fiscal year ended September 30, 2010.  The percentage of hours expended on the principal accountant’s engagement to audit the Company’s financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees was 0%.

PART IV

ITEM 15.                      EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibits
The following exhibits are included as part of this report by reference:

3.1(a)	Articles of Incorporation, as amended (1)

3.1(b)	Articles of Merger as filed with the Secretary of State of Nevada on November 12, 2009 (2)

3.2	Bylaws of the Company (3)

10.1	Asset Purchase Agreement dated December 16, 2009 (4)

10.2	Letter of Intent by and between The Red Oak Trust and UV Flu Technologies, Inc., dated October 28, 2010 (5)

14.1	Code of Ethics (6)

16.1	Letter regarding change of Independent Registered Public Accounting Firm (7)

31.1	Rule 13(a) — 14(a)/15(d) — 14(a) Certification (Principal Executive Officer)

31.2	Rule 13(a) — 14(a)/15(d) — 14(a) Certification (Principal Financial Officer)

32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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
(5) Incorporated herein by reference to exhibits previously filed on Registrant’s Current Report on Form 8-K, filed on October 29, 2010.
(6) Incorporated herein by reference to exhibits previously filed on Registrant’s Annual Report on Form 10-K, filed on December 29, 2009.
(7) Incorporated herein by reference to exhibits previously filed on Registrant’s Current Report on Form 8-K, filed on December 23, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UV FLU TECHNOLOGIES, INC.

Date: January 13, 2011	By:	/s/ John Lennon
John Lennon Chief Executive Officer, Chief Financial Officer, President, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: January 13, 2011	By:	/s/ John Lennon
John Lennon Chief Executive Officer, Chief Financial Officer, President, and Director

Date: January 13, 2011	By:	/s/ Roger Nelson
Roger Nelson Secretary and Director

Date: January 13, 2011	By:	/s/ Thomas J. Mahowald
Thomas J. Mahowald Director

Date: January 13, 2011	By:	/s/ Dr. Dennis J. Rosen
Dr. Dennis J. Rosen, M.D., FAAP Director

UV FLU TECHNOLOGIES, INC
(A Development Stage Company)
INDEX TO FINANCIAL STATEMENTS

with

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

SEPTEMBER 30, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
WEAVER & MARTIN

To the Board of Directors and Stockholders
UV Flu Technologies, Inc.
Centerville, Massachusetts

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the balance sheet of UV Flu Technologies, Inc. (a development stage company) as of September 30, 2010 and 2009 and the related statements of operations, stockholders’ equity, and cash flows for the years then ended and the period of April 4, 2006 (inception) to September 30, 2010.  UV Flu Technologies, Inc.’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of UV Flu Technologies, Inc. as of September 30, 2010 and 2009 and the results of its operations, stockholders’ equity, and cash flows for the years then ended and the period of April 4, 2006 (inception) to September 30, 2010 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Weaver & Martin, LLC

Weaver & Martin, LLC
Kansas City, Missouri
January 13, 2011

UV FLU TECHNOLOGIES, INC
(A Development Stage Company)

BALANCE SHEETS

	September 30, 2010	September 30, 2009

ASSETS

Current Assets
Cash	$-	$2,819
Accounts receivable	7,404	-
Prepaid	95,908	-

Total Current Assets	103,312	2,819

Inventory	66,815	-

Property and Equipment
Equipment, net of accumulated depreciation of $nil and $2,587	-	2,284

Total Assets	$170,127	$5,103

LIABILITIES

Current Liabilities:
Accounts payable and accrued expenses	$149,775	$4,962
Loans payable (Note 5)	541,864	-

Total Current Liabilities	691,639	4,962

STOCKHOLDERS’ EQUITY

Capital Stock (Note 6)
Authorized:
75,000,000 common shares, par value $0.001 per share
Issued and outstanding:
45,080,000 common shares at September 30, 2010 and142,080,000 common shares at September 30, 2009,	45,080	4,440

Additional paid-in capital	128,420	124,560

Deficit Accumulated During the Development Stage	(695,012)	(128,859)

Total Stockholders’ Equity	(521,512)	141

Total Liabilities and Stockholders’ Equity	$170,127	$5,103

The accompanying notes are an integral part of these statements.

UV FLU TECHNOLOGIES, INC
(A Development Stage Company)

STATEMENTS OF OPERATIONS

	Year Ended September 30, 2010	Year Ended September 30, 2009	Cumulative April 4, 2006 (Inception) Through September 30, 2010

Sales and Rental Revenues	$107,703	$18,000	$143,603

Cost of Sales	85,582	11,120	106,202

Gross Profit	22,121	6,880	37,401

Expenses
Bad debt	67,500	-	67,500
Depreciation and amortization	-	3,922	6,064
Marketing	89,541	-	108,500
Office and administration	58,756	5,860	99,101
Organizational costs	-	-	1,705
Professional fees	130,965	17,948	209,113
Consulting	152,924	-	152,924
Investor relations	67,042	-	67,042

Total Expenses	566,728	27,730	711,949

(Loss) from Operations	(544,607)	(20,850)	(674,548)

Other Income (Expense)
Gain on sale of assets	1,116	-	1,116
Interest expense	(22,659)	-	(22,659)
Gain (Loss) on foreign exchange	(3)	22	1,079

Net (Loss)	$(566,153)	$(20,828)	$(695,012)

Basic And Diluted Loss Per Share	$(0.01)	$Nil

Weighted Average Number Of Shares Outstanding	45,597,808	142,080,000

The accompanying notes are an integral part of these statements.

UV FLU TECHNOLOGIES, INC
(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY AND OTHER COMPREHENSIVE INCOME

				Deficit
				Accumulated	Accumulated
			Additional	during the	Other
	Capital Stock		Paid-in	development	Comprehensive
	Shares	Amount	Capital	stage	Income (loss)	Total

Inception,
April 4, 2006 - Shares issued for cash at $0.01	1,500,000	$1,500	$13,500	$-	$-	$15,000
September 25, 2006 - Shares issued for cash at $0.01	2,000,000	2,000	18,000	-	-	20,000
Net loss for the period ended September 30, 2006	-	-	-	(1,751)	-	(1,751)

Balance, September 30, 2006	3,500,000	3,500	31,500	(1,751)	-	33,249

September 18, 2007 - Shares issued for cash at $0.10	940,000	940	93,060	-	-	94,000
Net loss for the year ended September 30, 2007	-	-	-	(36,600)	-	(36,849)
					-
Balances, September 30, 2007	4,440,000	4,440	124,560	(38,600)	-	90,400

Net loss for the year ended September 30, 2008	-	-	-	(68,355)	-	(68,355)
Change in other comprehensive income - Foreign
currency translation adjustment	-	-	-	-	(840)	(840)
Total comprehensive loss (Memo total)						(69,195)

Balances, September 30, 2008	4,440,000	4,440	124,560	(106,955)	(840)	21,205

Net Loss for the year ended September 30, 2009	-	-	-	(20,828)	-	(20,828)
Change in other comprehensive income - Foreign
currency translation adjustment	-	-	-	-	(236)	(236)
Total comprehensive loss (Memo total)						(21,064)

Balances, September 30, 2009	4,440,000	4,440	124,560	(127,783)	(1,076)	141
October 12, 2009 - Shares surrendered and cancelled	(3,500,000)	(3,500)	3,500	-	-	-
November 12, 2009 - Forward split of shares of 32.1	29,140,000	29,140	(29,140)			-
December 16, 2009 - Shares issued for assets	15,000,000	15,000	29,500			44,500
Net Loss or the year ended September 30, 2010				(566,153)		(566,153)
Consolidate - Foreign currency translation adjustment				(1,076)	1,076	-

Balances, September 30, 2010	45,080,000	$45,080	$128,420	$(695,012)	$-	$(521,512)

The accompanying notes are an integral part of these statements.

UV FLU TECHNOLOGIES, INC
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

	Year ended September 30, 2010	Year ended September 30, 2009	Cumulative April 4, 2006 (Inception) Through September 30, 2010

Cash Flows from Operating Activities:
Net (loss)	$(566,153)	$(20,828)	$(695,012)

Adjustments to Reconcile Net Loss to Net Cash Used by Operating Activities:
Depreciation and amortization	-	3,922	6,064
Gain on sale of assets	(1,116)	-	(1,116)
Changes in current assets and liabilities
Accounts receivable	(7,404)	-	(7,404)
Prepaid	(95,908)	-	(95,908)
Inventory	(22,315)	11,119	(22,315)
Accounts payable and accrued liabilities	144,813	3,837	149,775
Net Cash Flows provided by Operating Activities	(548,083)	(1,950)	(665,916)

Cash Flows from Investing Activities:
Purchase of equipment	-	-	(4,871)
Sales proceeds of equipment	3,400	-	3,400
Increase in website development costs	-	-	(3,477)
Net Cash Flows provided by Investing Activities	3,400	-	(4,948)

Cash Flows From Financing Activity:
Proceeds from loans payable	541,864	-	541,864
Sale of common shares	-	-	129,000
Net Cash Flows provided by Financing Activities	541,864	-	670,864

Net Cash Flows	(2,819)	(1,950)	-

Cash, Beginning Of Period	2,819	4,769	-

Cash, End Of Period	$-	$2,819	$-

Supplemental Disclosure Of Cash Flow Information
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-
Inventory acquired through issuance of shares	$44,500	$-	$44,500
Shares issued	15,000,000	-	15,000,000

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
The Company is in the development stage and has only realized minimal revenue from our planned operations.  To generate revenue, our new business plan is to focus on the research, development, manufacturing and sales of air purification systems and products.  We will focus initially on the commercial market, targeting medical, hospitality and commercial property customers in the United States.

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

Our accompanying financial statements have been prepared in conformity with GAAP, which contemplates our continuation as a going concern.  However, we have minimal business operations to date.  In addition, at September 30, 2010, we had incurred losses of $695,012, and have working capital deficit of $588,327.  These matters raise substantial doubt about our ability to continue as going concern.  In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon our ability to meet our financing requirements, raise additional capital, and the success of our future operations.  There is no assurance that future capital raising plans will be successful in obtaining sufficient funds to assure our eventual profitability.  While management believes that actions planned and presently being taken to revise our operating and financial requirements provide the opportunity for us to continue as a going concern, there is no assurance the actions will be successful.  In addition, recent events in worldwide capital markets may make it more difficult for us to raise additional equity or debt capital.

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

We provide deferred taxes for the estimated future tax effects attributable to temporary differences and carry forwards when realization is more likely than not. See Note 7.

c)	Inventories
Inventories are stated at the lower of cost or market, with cost being determined using the first-in first-out method.  Inventories consist of purchased goods held for resale.

d)	Property and Equipment
Property and equipment is stated at cost, and is depreciated over estimated useful lives using primarily the straight line method for financial reporting purposes.  Useful lives range from 3 to 5 years.  We evaluate equipment at least annually for impairment.  As of September 30, 2010, all of the property and equipment had been sold for a net gain of $1,116.   The Company has no property and equipment as of September 30, 2010.

e)	Advertising
Advertising costs are expensed as in accordance with ASC subtopic 720-35 (formerly SOP 93-7).

f)	Basic and Diluted Loss Per Share
In accordance with ASC subtopic 260-10 (formerly SFAS No. 128 – “Earnings Per Share”), the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding.  Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  At September 30, 2010 and 2009, we had no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

g)	Estimated Fair Value of Financial Instruments
The carrying value of our financial instruments, consisting of cash, and accounts payable approximate their fair value due to the short-term maturity of such instruments.  Unless otherwise noted, it is management’s opinion that we are not exposed to significant interest, currency or credit risks arising from these financial statements. See Note 8.

h)	Revenue Recognition
It is our policy that revenues will be recognized in accordance with ASC subtopic 605-10 (formerly SEC Staff Accounting Bulletin (SAB) No. 104, "Revenue Recognition.  Revenues are recognized only when the Company has transferred to the customer the significant risk and rewards of ownership of the goods, title to the products transfers, the amount is fixed and determinable, evidence of an agreement exists, there is reasonable assurance of collection of the sales proceeds, the Company has no future obligations, and the customer bears the risk of loss.  This occurs at the time of shipment (FOB shipping point) of the products from the Company’s warehouse and an invoice is prepared.. There are no rights of return and exchange is allowed only on defective products. Recognition of revenue is not affected as the right of exchange results in new units being shipped to the customer once defective units have been received by the company and verified as defective.

UV FLU TECHNOLOGIES, INC
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

l)	Concentrations
Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents.

m)	Recent Accounting Pronouncements

In August 2010, the FASB issued Accounting Standard Updates No. 2010-21 (ASU No. 2010-21) “Accounting for Technical Amendments to Various SEC Rules and Schedules” and No. 2010-22 (ASU No. 2010-22) “Accounting for Various Topics – Technical Corrections to SEC Paragraphs”.  ASU No 2010-21 amends various SEC paragraphs pursuant to the issuance of Release no. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies.  ASU No. 2010-22 amends various SEC paragraphs based on external comments received and the issuance of SAB 112, which amends or rescinds portions of certain SAB topics.  Both ASU No. 2010-21 and ASU No. 2010-22 are effective upon issuance.  The amendments in ASU No. 2010-21 and No. 2010-22 will not have a material impact on the Company’s financial statements.

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

UV FLU TECHNOLOGIES, INC
(A Development Stage Company)
NOTES TO  FINANCIAL STATEMENTS

5.	LOANS PAYABLE

At September 30, 2010, the Company had unrelated third party loans payable totaling $541,864 (September 30, 2009 - $nil).  Interest expense relating to these notes was $22,659 for the year ended September 30, 2010.  The loans bear interest at a rate of 10% per annum, and are due on demand.  Arrears in payment of the principal and any interest shall bear interest at the rate of 30% per year calculated annually.

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

As at September 30, 2010 and 2009, there are no outstanding options or warrants.

7.	INCOME TAXES

We are subject to US and Canadian income taxes.  To date, we have accumulated losses of approximately $695,012, and therefore have paid no income tax.  We expect tax rates in both the US and Canada to be approximately 34%.  Substantially all operations prior to September 30, 2009 were in Canada.  Substantially all operations during the period ending September 30, 2010 and going forward will be in the United States.

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

The provision for refundable Federal income tax, using an effective tax rate of thirty-four percent (34%), consists of the following:
	Year Ended September 30, 2010	Year Ended September 30, 2009
Refundable Federal income tax attributable to:
Current operations	$(192,000)	$(7,000)
Change in deferred tax valuation allowance	192,000	7,000
Net refundable amount	-	-

UV FLU TECHNOLOGIES, INC
(A Development Stage Company)
NOTES TO  FINANCIAL STATEMENTS

7.	INCOME TAXES (cont’d)

The cumulative tax effect at the expected rate of thirty-four percent (34%) of significant items comprising our net deferred tax amount is as follows:

	September 30, 2010	September 30, 2009
Deferred tax asset attributable to:
Net operating loss carryover	$236,000	$43,400
Less: Valuation allowance	(236,000)	(43,400)
Net deferred tax asset	-	-

At September 30, 2010, we had an unused Canadian NOL carryover of approximating $128,859 that is available to offset future taxable income in Canada; it expires the beginning in 2026. At September 30, 2010, we has unused NOL carryover of approximately $566,153 that is available to offset future taxable income in the U.S., it expires beginning in 2030.

8.	FAIR VALUE MEASUREMENTS

The Company adopted ASC Topic 820-10 at the beginning of 2009 to measure the fair value of certain of its financial assets required to be measured on a recurring basis.  The adoption of ASC Topic 820-10 did not impact the Company’s financial condition or results of operations.  ASC Topic 820-10 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).  ASC Topic 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date.  A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability.  The three levels of the fair value hierarchy under ASC Topic 820-10 are described below:

Level 1 – Valuations based on quoted prices in active markets for identical assets or liabilities that an entity has the ability to access.

Level 2 – Valuations based on quoted prices for similar assets and liabilities in active markets, quoted prices for identical assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities.

Level 3 – Valuations based on inputs that are supportable by little or no market activity and that are significant to the fair value of the asset or liability.

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of September 30, 2010:

	Level 1	Level 2	Level 3	Fair Value
Cash	$-	$-	$-	$-
Accounts receivable	-	7,404	-	7,404
Accounts payable	-	149,775	-	149,775
Notes Payable	-	541,864	-	541,864

8.	FAIR VALUE MEASUREMENTS (cont’d)

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of September 30, 2009:

	Level 1	Level 2	Level 3	Fair Value
Cash	$2,819	$-	$-	$2,819
Accounts receivable	-	-	-	-
Accounts payable	-	4,962	-	4,962
Notes Payable	-	-	-	-

9.	COMMITMENTS

The Company entered into a lease agreement on July 27, 2010 for office space for one year beginning August 15, 2010.  The commitments for the fiscal year ending September 30, 2011 total $9,000.  Rent expense for the year ending September 30, 2010 was $4,200.

10.	SUBSEQUENT EVENTS

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date the financial statements were issued.

On October 28, 2010, UV Flu Technologies, Inc., entered into a binding letter of intent with The Red Oak Trust in connection with the Company’s proposed acquisition of one hundred percent (100%) of the issued and outstanding unit of RxAir Industries, LLC, a Nevada limited liability company (“RxAir”), which is wholly owned by Red.  The purchase price shall be $125,000 and one million (1,000,000) shares of common stock of the Company.  The proposed acquisition, will include a consulting agreement and issuance of three hundred thousand shares of common stock of the Company to three key personnel of RxAir.