Form 10-Q
period 2010-12-31
UV FLU TECHNOLOGIES INC
filed 2011-02-22
CIK 1385310

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  December 31, 2010

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

☐	Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer (Do not check if smaller reporting company)	☒	Smaller Reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                     ☐ Yes   ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 18, 2011
Common stock, $.001 par value	47,805,000

UV FLU TECHNOLOGIES, INC.
FORM 10-Q

December 31, 2010

INDEX

PAGE

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)	2

Condensed Balance Sheets as of December 31, 2010 (Unaudited) and September 30, 2010 (Audited)	2

Condensed Statements of Operations for the three-month period ended December 31, 2010 and 2009 and for the period from April 4, 2006 (inception) to December 31, 2010 (Unaudited)	3

Condensed Statements of Cash Flows for the three-month periods ended December 31, 2010 and 2009 and for the period from April 4, 2006 (inception) to December 31, 2010 (Unaudited)	4

Notes to Condensed Financial Statements	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3. Quantitative and Qualitative Disclosures About Market Risk	15

Item 4. Controls and Procedures	15

PART II—OTHER INFORMATION

Item 1. Legal Proceedings	16

Item 1A. Risk Factors	16

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3. Defaults Upon Senior Securities	16

Item 4. Reserved	16

Item 5. Other Information	16

Item 6. Exhibits	16

Signatures	17

Certification
Exhibit 31.1
Exhibit 31.2
Exhibit 32

FORWARD-LOOKING STATEMENTS

This Report on Form 10-Q contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward-looking statements included in this report.  Such statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” or similar terms, variations of such terms or the negative of such terms.  Such statements are based on management's current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements.  Such statements address future events and conditions concerning, among others, capital expenditures, earnings, litigation, regulatory matters, liquidity and capital resources and accounting matters.  Actual results in each case could differ materially from those anticipated in such statements by reason of factors such as future economic conditions, changes in consumer demand, legislative, regulatory and competitive developments in markets in which we operate, results of litigation and other circumstances affecting anticipated revenues and costs, and the risk factors set forth under the heading “Risk Factors” in our Annual report on Form 10-K for the fiscal year ended September 30, 2010, filed on January 13, 2011.

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

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

UV FLU TECHNOLOGIES, INC
(A Development Stage Company)

BALANCE SHEETS

	December 31, 2010 (unaudited)	September 30, 2010 (audited)

ASSETS

Current Assets
Cash	$11,282	$-
Accounts receivable	7,094	7,404
Prepaid	99,275	95,908

Total Current Assets	117,651	103,312

Inventory	65,003	66,815

Total Assets	$182,654	$170,127

LIABILITIES

Current Liabilities:
Accounts payable and accrued expenses	$123,497	$149,775
Loans payable (Note 5)	729,472	541,864

Total Current Liabilities	852,969	691,639

STOCKHOLDERS’ EQUITY

Capital Stock (Note 6)
Authorized:
75,000,000 common shares, par value $0.001 per share
Issued and outstanding:
45,080,000 common shares at December 31, 2010 and 45,080,000 common shares at September 30, 2010	45,080	45,080

Additional paid-in capital	128,420	128,420

Deficit Accumulated During the Development Stage	(843,815)	(695,012)

Total Stockholders’ Equity	(670,315)	(521,512)

Total Liabilities and Stockholders’ Equity	$182,654	$170,127

The accompanying notes are an integral part of these statements.

UV FLU TECHNOLOGIES, INC
(A Development Stage Company)

STATEMENTS OF OPERATIONS

	Three months ended December 31, 2010	Three months ended December 31, 2009	Cumulative April 4, 2006 (Inception) Through December 31, 2010

Sales and Rental Revenues	$6,267	$-	$149,870

Cost of Sales	5,276	-	111,478

Gross Profit	991	-	38,392

Expenses
Bad debt	-	-	67,500
Depreciation and amortization	-	-	6,064
Marketing	18,807	25,692	127,307
Office and administration	33,412	3,478	132,513
Organizational costs	-	-	1,705
Professional fees	40,327	41,894	249,440
Consulting	21,890	10,400	174,814
Investor relations	24,778	11,829	91,820

Total Expenses	139,214	93,293	851,163

(Loss) from Operations	(138,223)	(93,293)	(812,771)

Other Income (Expense)
Gain on sale of assets	-	1,116	1,116
Interest expense	(10,580)	-	(33,239)
Gain (Loss) on foreign exchange	-	(1,080)	1,079

Net (Loss)	$(148,803)	$(93,257)	$(843,815)

Basic And Diluted Loss Per Share	$(0.00)	$(0.00)

Weighted Average Number Of Shares Outstanding	45,080,000	47,134,348

The accompanying notes are an integral part of these statements.

UV FLU TECHNOLOGIES, INC
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

	Three months ended December 31, 2010	Three months ended December 31, 2009	Cumulative April 4, 2006 (Inception) Through December 31, 2010

Cash Flows from Operating Activities:
Net (loss)	$(148,803)	$(93,257)	$(843,815)

Adjustments to Reconcile Net Loss to Net Cash Used by Operating Activities:
Depreciation and amortization	-	-	6,064
Gain on sale of assets	-	(1,116)	(1,116)
Changes in current assets and liabilities
Accounts receivable	310	-	(7,094)
Prepaid	(3,367)	-	(99,275)
Inventory	1,812	86,660	(20,503)
Accounts payable and accrued liabilities	(26,278)	20,443	123,497
Net Cash Flows provided by Operating Activities	(176,326)	12,730	(842,242)

Cash Flows from Investing Activities:
Purchase of equipment	-	-	(4,871)
Sales proceeds of equipment	-	3,400	3,400
Increase in website development costs	-	-	(3,477)
Net Cash Flows provided by Investing Activities	-	3,400	(4,948)

Cash Flows From Financing Activity:
Proceeds from loans payable	187,608		729,472
Sale of common shares	-	-	129,000
Net Cash Flows provided by Financing Activities	187,608	-	858,472

Net Cash Flows	11,282	16,130	11,282

Foreign Currency translation adjustment	-	1,076	-

Cash, Beginning Of Period	-	2,819	-

Cash, End Of Period	$11,282	$20,025	$11,282

Supplemental Disclosure Of Cash Flow Information
Cash paid for:
Interest	$-	$-	$-
Income tax	$-	$-	$-

Inventory acquired through issuance of stock	$-	$44,500	$44,500
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

Our accompanying financial statements have been prepared in conformity with GAAP, which contemplates our continuation as a going concern.  However, we have minimal business operations to date.  In addition, at December 31, 2010, we had incurred losses of $843,815, and have working capital deficit of $735,318.  These matters raise substantial doubt about our ability to continue as going concern.  In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon our ability to meet our financing requirements, raise additional capital, and the success of our future operations.  There is no assurance that future capital raising plans will be successful in obtaining sufficient funds to assure our eventual profitability.  While management believes that actions planned and presently being taken to revise our operating and financial requirements provide the opportunity for us to continue as a going concern, there is no assurance the actions will be successful.  In addition, recent events in worldwide capital markets may make it more difficult for us to raise additional equity or debt capital.

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
Property and equipment is stated at cost, and is depreciated over estimated useful lives using primarily the straight line method for financial reporting purposes.  Useful lives range from 3 to 5 years.  We evaluate equipment at least annually for impairment.  As of September 30, 2010, all of the property and equipment had been sold for a net gain of $1,116.   The Company has no property and equipment as of December 31, 2010 and September 30, 2010.

e)	Advertising
Advertising costs are expensed as in accordance with ASC subtopic 720-35 (formerly SOP 93-7).

f)	Basic and Diluted Loss Per Share
In accordance with ASC subtopic 260-10 (formerly SFAS No. 128 – “Earnings Per Share”), the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding.  Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  At December 31, 2010 and 2009, we had no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

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
It is our policy that revenues will be recognized in accordance with ASC subtopic 605-10 (formerly SEC Staff Accounting Bulletin (SAB) No. 104, "Revenue Recognition.  Revenues are recognized only when the Company has transferred to the customer the significant risk and rewards of ownership of the goods, title to the products transfers, the amount is fixed and determinable, evidence of an agreement exists, there is reasonable assurance of collection of the sales proceeds, the Company has no future obligations, and the customer bears the risk of loss.  This occurs at the time of shipment (FOB shipping point) of the products from the Company’s warehouse and an invoice is prepared. There are no rights of return and exchange is allowed only on defective products. Recognition of revenue is not affected as the right of exchange results in new units being shipped to the customer once defective units have been received by the company and verified as defective.

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

At December 31, 2010, the Company had unrelated third party loans payable totalling $729,472 (September 30, 2010 - $541,864).  Interest expense relating to these notes was $10,580 for the three months ended December 31, 2010.  The loans bear interest at a rate of 10% per annum, and are due on demand.  Arrears in payment of the principal and any interest shall bear interest at the rate of 30% per year calculated annually.

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

As of December 31, 2010 and September 30, 2010, there are no outstanding options or warrants.

UV FLU TECHNOLOGIES, INC
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

7.	INCOME TAXES

We are subject to US and Canadian income taxes.  To date, we have accumulated losses of approximately $843,815, and therefore have paid no income tax.  We expect tax rates in both the US and Canada to be approximately 34%.  Substantially all operations prior to September 30, 2009 were in Canada.  Substantially all operations during year ending September 30, 2010 and going forward are in the United States.

Deferred income taxes arise from temporary timing differences in the recognition of income and expenses for financial reporting and tax purposes.  Our deferred tax assets consist entirely of the benefit from net operating loss (“NOL”) carry-forwards.  The NOL carry-forwards expire in 2029.  Our deferred tax assets are offset by a valuation allowance due to the uncertainty of the realization of the NOL carry-forwards.  NOL carry-forwards may be further limited by a change our ownership and other provisions of the tax laws.

The provision for refundable Federal income tax, using an effective tax rate of thirty-four percent (34%), consists of the following:
	Three months ended December 31, 2010	Year ended September 30, 2010
Refundable Federal income tax attributable to:
Current operations	$(50,500)	$(192,000)
Change in deferred tax valuation allowance	50,500	192,000
Net refundable amount	-	-

The cumulative tax effect at the expected rate of thirty-four percent (34%) of significant items comprising our net deferred tax amount is as follows:

	December 31, 2010	September 30, 2010
Deferred tax asset attributable to:
Net operating loss carryover	$286,000	$236,000
Less: Valuation allowance	(286,000)	(236,000)
Net deferred tax asset	-	-

At December 31, 2010, we had an unused Canadian NOL carryover of approximating $128,859 that is available to offset future taxable income in Canada; it expires the beginning in 2026. At December 31, 2010, we has unused NOL carryover of approximately $714,956 that is available to offset future taxable income in the U.S., it expires beginning in 2030.

UV FLU TECHNOLOGIES, INC
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

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

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of December 31, 2010:

	Level 1	Level 2	Level 3	Fair Value
Cash	$11,282	$-	$-	$11,282
Accounts receivable	-	7,094	-	7,094
Accounts payable	-	123,497	-	123,497
Notes Payable	-	729,472	-	729,472

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of September 30, 2010:

	Level 1	Level 2	Level 3	Fair Value
Cash	$-	$-	$-	$-
Accounts receivable	-	7,404	-	7,404
Accounts payable	-	149,775	-	149,775
Notes Payable	-	541,864	-	541,864

UV FLU TECHNOLOGIES, INC
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

9.	COMMITMENTS

The Company entered into a lease agreement on July 27, 2010 for office space for one year beginning August 15, 2010.  The commitments for the fiscal year ending September 30, 2011 total $11,700.  Rent expense for the three months ending December 31, 2010 was $2,925.

10.	SUBSEQUENT EVENTS

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date the financial statements were issued.

On January 24, 2011, UV Flu Technologies, Inc., entered into and completed the acquisition of one hundred percent (100%) of the issued and outstanding unit of RxAir Industries, LLC, a Nevada limited liability company (“RxAir”), which is wholly owned by Red Oak. The purchase price was $125,000 and one million (1,500,000) shares of common stock of the Company.  The acquisition included a consulting agreement and the issuance of three hundred thousand (300,000) shares of common stock of the Company to each of three key personnel of RxAir, such issuance contingent upon their continued active involvement with RxAir and issuable to each as follows: (i) seventy-five thousand (75,000) shares on the closing date of the acquisition, (ii) seventy-five thousand (75,000) shares six (6) months after the closing date of the acquisition, and (iii) one hundred fifty thousand (150,000) shares twelve (12) months after the closing date of the acquisition.

On January 20, 2011, 1,000,000 shares were issued to the directors of the Company.

On February 2, 2011, the Company entered into a convertible promissory note (the “Note”) to pay to Asher Enterprises, Inc. the total principal amount of $45,000 together with any interest on November 4, 2011, and to pay interest on the unpaid principal balance at the rate of eight percent (8%) per annum.  Any amount of principal or interest on the Note which is not paid when due will bear interest at the rate of twenty two percent (22%) per annum.  Asher Enterprises has the right, pursuant to the terms of the Note, to convert all or any part of the outstanding and unpaid principal amount of the Note into fully paid and non-assessable shares of common stock of the Company.

On February 9, 2011, 1,725,000 shares were issued in accordance with the terms of the agreement for the acquisition of RXAir.

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

On October 28, 2010, we entered into a binding letter of intent with The Red Oak Trust (“Red Oak”) (the “LOI”) in connection with our proposed acquisition of one hundred percent (100%) of the issued and outstanding units of RxAir Industries, LLC, a Nevada limited liability company (“RxAir”), which is wholly owned by Red Oak (the “Acquisition”).  RxAir began operations 15 years ago and has built a reputation for delivering high-quality air purification products made in the United States.  The Acquisition included the Company acquiring RxAir’s patents, trademarks, inventory, production equipment, one 510k covering an FDA clearance for the Rx-3000 as a Class II Medical Device, as well as a customer list covering approximately 1,000 locations, including over 400 hospitals.  The Company plans to use the Acquisition as a springboard into the medical and commercial market and believes the Acquisition will lead to increased sales.

Subsequent to the three-month period ended December 31, 2010, on January 24, 2011, we entered into and completed our Acquisition of RxAir pursuant to the Acquisition Agreement, dated January 24, 2011, by and the Company, and Red Oak, as the sole shareholder of RxAir.  At the closing of the Acquisition, RxAir became a wholly-owned subsidiary of the Company.

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

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  We believe certain critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.  A description of our critical accounting policies is set forth in our Annual Report on Form 10-K for the year ended September 30, 2010.  As of, and for the three months ended December 31, 2010, there have been no material changes or updates to our critical accounting policies.

Results of Operations

The following discussion of the financial condition, results of operations, cash flows and changes in our financial position should be read in conjunction with our audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010 filed on January 13, 2011.

Results of Operations for the Three months ended December 31, 2010 as Compared to the Three months ended December 31, 2009

Sales and Rental Revenue

During the three months ended December 31, 2010, we received gross revenue of $6,267 as compared to $nil for the three months ended December 31, 2009.  The increase is primarily related to the increase in sales and leasing of units from our new product line, reflecting higher market penetration of our product in the commercial market and in particular in the medical and hospitality industries.  The Company has made strides over the last six months in understanding the capabilities of its products and the market it serves.  The Company believes, through extensive beta-testing, that it is gaining further insight into the needs of the market, which will give the Company a competitive advantage as it expands its marketing efforts over the next six months while also developing its lower cost version of its product for the residential marketplace.

Net Income (Loss)

During the three months ended December 31, 2010, our net loss was $148,803 as compared to $93,257 for the three months ended December 31, 2009.  The increase in net loss is due to an increase in our general and administrative expenses of $139,214 for the three months ended December 31, 2010 as compared to $93,293 for the three months ended December 31, 2009 as a result of increased business activity associated with development of our new product line, as well as an increase in interest expense of $10,580 as compared to $nil  for the three months ended December 31, 2009.

General and Administrative Expenses

During the three months ended December 31, 2010, we incurred total expenses of $139,214 as compared to $93,293 for the three months ended December 31, 2009.  The increase is primarily related to expenses for marketing, office and administration, professional fees, consulting and investor relation costs increased due to an increase business activity associated with development of the new product line.   The increase in these particular expenses are as follows:

	December 31, 2010	December 31, 2009
Marketing	$18,807	$25,692
Office and administration	33,412	3,478
Professional fees	40,327	41,894
Consulting	21,890	10,400
Investor relations	24,778	11,829
Total	$139,214	$93,293

Depreciation and amortization expense was $nil for the three months ended December 31, 2009 and December 31, 2010 as the office equipment was sold in the previous year.

Expenses or other cash flows in this period may not be indicative of future periods as we are in the early development stage.

Liquidity and Capital Resources

As of December 31, 2010, we had cash of $11,282, and working capital deficiency of $735,318.  During the period ended December 31, 2010, we funded our operations from receipts of sales revenues and proceeds from loans payable.  We have recognized a total of $149,870 in revenues since our inception and incurred $729,472 in loans payable.  In order to survive, we are dependant on increasing our sales volume.  Additionally, we plan to continue further financings and believe that this will provide sufficient working capital to fund our operations for at least the next 12 months.  Changes in our operating plans, increased expenses, additional acquisitions, or other events may cause us to seek additional equity or debt financing in the future.

For the period ended December 31, 2010, we used $176,326 in cash flows to fund operating activities as compared to $12,730 for the period ended December 31, 2009.  The increase is primarily due to an increase in our general and administrative expenses for the three months ended December 31, 2010 as compared to the three months ended December 31, 2009 as a result of increased business activity associated with development of our new product line  For the period ended December 31, 2010, net cash provided by operating activities reflected $3,057 in changes in current assets and inventory, and we used $26,278 in accounts payable and accrued liabilities.

For the period ended December 31, 2009 cash flows from investing activities was $3,400 due to proceeds from the sale of equipment as compared to $nil (zero) for the period ended September 30, 2010.

For the period ended December 31, 2010, cash flows from financing activities was $187,608 from proceeds of loans payable as compared to $nil for the period ended September 30, 2009.

We anticipate that our cash requirements will be significant in the near term due to contemplated development, purchasing, marketing and sales of our air purification technologies and products.  Accordingly, we expect to continue raise capital through share offering and continue to use loans payable to fund operations for the fiscal year ended September 30, 2011, as we look to generating sufficient revenue to meet our needs.

Off-Balance Sheet Arrangements

We presently do not have any off-balance sheet arrangements.

Capital Expenditures

We did not make any capital expenditures in the three months ended December 31, 2010.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and are not required to provide the information under this item.

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

There were no changes in our internal controls over financial reporting that occurred during the three months ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.  We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1A.  Risk Factors.

Not applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Reserved.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibit Number	Name

2.1
Acquisition Agreement, dated January 24, 2011, by and between UV Flu Technologies, Inc., a Nevada corporation, and The Red Oak Trust, as the sole shareholder of RxAir Industries, LLC, a Nevada limited liability company (1)

10.1	Consulting Agreement, dated January 24, 2011, by and between RxAir Industries, LLC, a Nevada limited liability company, and with Bridgepoint Partners, LLC, as the consultant (1)

10.2	Guarantee by UV Flu Technologies, Inc., a Nevada corporation, in favor of Bridgepoint Partners, LLC, as the consultant (1)

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)

31.2	Rule 13a-14(d)/15d-14(d) Certification (Principal Financial Officer)

32	Section 1350 Certifications

(1)	Incorporated by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on January 28, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UV FLU TECHNOLOGIES, INC

Date: February 22, 2011	By:	/s/ John J. Lennon
	Name:	John J. Lennon
	Title:	President, Chief Executive Officer and Chief Financial Officer