Form 10-Q
period 2011-03-31
UV FLU TECHNOLOGIES INC
filed 2011-05-23
CIK 1385310

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2011

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

☐	Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer (Do not check if smaller reporting company)	☒	Smaller Reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).☐ Yes   ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 20, 2011
Common stock, $.001 par value	62,176,198

UV FLU TECHNOLOGIES, INC.
FORM 10-Q

March 31, 2011

INDEX

PAGE
PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)	2

Condensed Consolidated Balance Sheets as of March31, 2011 (Unaudited) and September 30, 2010 (Audited)	2

Condensed Consolidated Statements of Operations for the six-month period ended March 31, 2011 and 2010 and for the period from April 4, 2006 (inception) to March 31, 2011 (Unaudited)	3

Condensed Consolidated Statements of Operations for the three-month period ended March 31, 2011 and 2010 (Unaudited)	4

Condensed Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2011 and 2010 and for the period from April 4, 2006 (inception) to March 31, 2011 (Unaudited)	5

Notes to Condensed Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3. Quantitative and Qualitative Disclosures About Market Risk	17

Item 4. Controls and Procedures	17

PART II—OTHER INFORMATION

Item 1. Legal Proceedings	18

Item 1A. Risk Factors	18

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3. Defaults Upon Senior Securities	18

Item 4. Reserved	18

Item 5. Other Information	18

Item 6. Exhibits	18

Signatures	19

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

PART I—FINANCIAL INFORMATION
 Item 1.  Consolidated Financial Statements.

UV FLU TECHNOLOGIES, INC
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2011 (unaudited)	September 30, 2010 (audited)

ASSETS

Current Assets
Cash	$10,401	$-
Accounts receivable	19,796	7,404
Inventory	100,454	66,815
Prepaid	104,728	95,908

Total Current Assets	235,379	170,127

Equipment, net of depreciation of $779 and $nil as of March 31, 2011 and September 30, 2010, respectively	2,268	-
Trademark	950	-

Total Assets	$238,597	$170,127

LIABILITIES

Current Liabilities:
Accounts payable and accrued expenses	$198,056	$149,775
Notes payable – current portion, net of discount of $61,172 at March 31, 2011 and $nil at September 30, 2010 (Note 5)	209,795	541,864

Total Current Liabilities	407,851	691,639

Notes payable	14,504	-

Total Liabilities	422,355	691,639

STOCKHOLDERS’ EQUITY

Common Stock (Note 6)
Authorized:
75,000,000 shares, par value $0.001 per share
Issued and outstanding:
60,126,198 shares at March 31, 2011 and 45,080,000 shares at September 30, 2010	60,126	45,080

Additional paid-in capital	1,178,958	128,420

Deficit Accumulated During the Development Stage	(1,422,842)	(695,012)

Total Stockholders’ Equity	(183,758)	(521,512)

Total Liabilities and Stockholders’ Equity	$238,597	$170,127

The accompanying notes are an integral part of these statements.

UV FLU TECHNOLOGIES, INC
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	Six months ended March 31, 2011	Six months ended March 31, 2010		Cumulative April 4, 2006 (Inception) Through March 31, 2011

Sales and Rental Revenues	$49,207		$87,650	$192,810

Cost of Sales	30,436		50,013	136,638

traw18 Gross Profit	18,771		37,637	56,172

Expenses
Bad debt	-		-	67,500
Depreciation and amortization	152		-	6,216
Marketing	70,572		30,692	179,072
Office and administration	57,972		24,029	157,073
Organizational costs	-		-	1,705
Professional fees	78,120		69,449	287,233
Consulting	178,690		36,453	331,614
Investor relations	51,160		12,440	118,202

Total Expenses	436,666		173,963	1,148,615

(Loss) from Operations	(417,895)		(136,326)	(1,092,443)

Other Income (Expense)
Gain on sale of assets	-		1,116	1,116
Interest expense	(41,557)		-	(64,216)
Gain (Loss) on foreign exchange	-		(3)	1,079
Impairment expense	(268,378)		-	(268,378)

Net (Loss)	$(727,830)		$(135,213)	$1,422,842

Basic And Diluted Loss Per Share	$(0.02)	$	Nil

Weighted Average Number Of Shares Outstanding	48,314,976		46,118,462

The accompanying notes are an integral part of these statements.

UV FLU TECHNOLOGIES, INC
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	Three months ended March 31, 2011	Three months ended March 31, 2010

Sales and Rental Revenues	$42,940	$87,650

Cost of Sales	25,160	50,013

Gross Profit	17,780	37,637

Expenses
Depreciation and amortization	152	-
Marketing	51,765	5,000
Office and administration	24,560	20,426
Professional fees	37,793	28,555
Consulting	156,800	21,129
Investor relations	26,382	610

Total Expenses	297,452	76,620

(Loss) from Operations	(279,672)	(38,983)

Other Income (Expense)
Gain on sale of assets	-	-
Interest expense	(30,977)	-
Gain (Loss) on foreign exchange	-	(3)
Impairment expense	(268,378)	-

Net (Loss)	$(579,027)	$(38,986)

Basic And Diluted Loss Per Share	$(0.01)	$Nil

Weighted Average Number Of Shares Outstanding	51,549,953	45,080,000

The accompanying notes are an integral part of these statements.

UV FLU TECHNOLOGIES, INC
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Six months ended March 31, 2011	Six months ended March 31, 2010	Cumulative April 4, 2006 (Inception) Through March 31, 2011

Cash Flows from Operating Activities:
Net (loss)	$(727,830)	$(135,213)	$(1,422,842)

Adjustments to Reconcile Net Loss to Net Cash Used by Operating Activities:
Depreciation and amortization	152	-	6,216
Gain on sale of assets	-	(1,116)	(1,116)
Impairment expense	268,378	-	268,378
Stock issued for compensation	146,700	-	146,700
Amortization of beneficial conversion feature	17,478	-	17,478
Changes in current assets and liabilities
Accounts receivable	(9,546)	(87,500)	(16,950)
Prepaid	(2,663)	(95,457)	(98,571)
Inventory	8,840	44,500	(13,478)
Accounts payable and accrued liabilities	28,583	32,196	178,358
Net Cash Flows provided by Operating Activities	(269,908)	(242,590)	(935,824)

Cash Flows from Investing Activities:
Cash acquired in acquisition	677		677
Cash paid for acquisition	(10,000)		(10,000)
Purchase of equipment	-	-	(4,871)
Sales proceeds of equipment	-	3,400	3,400
Increase in website development costs	-	-	(3,477)
Net Cash Flows provided by Investing Activities	(9,323)	3,400	(14,271)

Cash Flows From Financing Activity:
Proceeds from notes payable	280,632	254,117	822,496
Sale of common shares	9,000	-	138,000
Net Cash Flows provided by Financing Activities	289,632	254,117	960,496

Net Cash Flows	10,401	14,927	10,401

Cash, Beginning Of Period	-	2,819	-

Cash, End Of Period	$10,401	$17,746	$10,401

Supplemental Disclosure Of Cash Flow Information
Cash paid for:
Interest	$381	$-	$381
Income tax	$-	$-	$-

Inventory acquired through issuance of stock	$-	$44,500	45,000
Subsidiary acquired through issuance of stock	$135,000	$-	135,000
Debt converted to shares	$696,234	-	696,234
Stock issued for compensation	$146,700	-	146,7001
Shares issued	14,596,198	15,000,000	29,596,198

The accompanying notes are an integral part of these statements.

UV FLU TECHNOLOGIES, INC
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE AND CONTINUANCE OF OPERATIONS

a)	Organization
UV FLU TECHNOLOGIES, INC (referred to herein as “we”, “us”, “our” and similar terms) was incorporated as NORTHWEST CHARIOTS INCORPORATED in the State of Nevada, United States of America, on April 04, 2006.  On November 12, 2009, the Company changed its name from “Northwest Chariots Incorporated” to “UV Flu Technologies, Inc.  In January 2011, the Company completed the acquisition of RxAir Industries, LLC, a Nevada limited liability company (“RxAir”). The Company year-end is September 30th.

b)	Development Stage Activities
The Company is in the development stage and has only realized minimal revenue from our planned operations.  To generate revenue, our new business plan is to focus on the research, development, manufacturing and sales of air purification systems and products.   Domestically, the Company is marketing to the medical market through the RX Air subsidiary, and it is ramping up marketing efforts to the hospitality marketplace through the UV Flu brand.

Based upon our business plan, we are a development stage enterprise.  Accordingly, we present our consolidated financial statements in conformity with the accounting principles generally accepted in the United States of America that apply in establishing operating enterprises.  As a development stage enterprise, we disclose the deficit accumulated during the development stage and the cumulative statements of operations and cash flows from our inception to the current balance sheet date.

2.	BASIS OF PRESENTATION – GOING CONCERN

Our accompanying consolidated financial statements have been prepared in conformity with GAAP, which contemplates our continuation as a going concern.  However, we have minimal business operations to date.  In addition, at March 31, 2011, we had incurred losses of $1,422,842 since inception, and have working capital deficit of $172,472.  These matters raise substantial doubt about our ability to continue as going concern.  In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon our ability to meet our financing requirements, raise additional capital, and the success of our future operations.  There is no assurance that future capital raising plans will be successful in obtaining sufficient funds to assure our eventual profitability.  While management believes that actions planned and presently being taken to revise our operating and financial requirements provide the opportunity for us to continue as a going concern, there is no assurance the actions will be successful.  In addition, recent events in worldwide capital markets may make it more difficult for us to raise additional equity or debt capital.

Our consolidated financial statements do not include any adjustments that might result from these uncertainties.

3.	SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies is presented to assist in understanding our consolidated financial statements.  Our consolidated financial statements and notes are representations of our management who is responsible for their integrity and objectivity.  These accounting policies conform to generally accepted accounting principles in the United States of America (“GAAP”) and have been consistently applied in the preparation of the consolidated financial statements.  The consolidated financial statements are stated in United States of America dollars.

a)	Organizational and Start-up Costs
Costs of start-up activities, including organizational costs, are expensed as incurred in accordance with Accounting Standards Codification (“ASC”) subtopic 720-15 (formerly Statements of Position (“SOP”) 98-5).

UV FLU TECHNOLOGIES, INC
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.	SIGNIFICANT ACCOUNTING POLICIES (cont’d)

b)	Income Taxes
We have adopted the ASC subtopic 740-10 (formerly Statement of Financial Accounting Standards (“SFAS”) No. 109 – “Accounting for Income Taxes”).  ASC 740-10 requires the use of the asset and liability method of accounting of income taxes.  Under the asset and liability method of ASC 740-10, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the consolidated financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

We provide deferred taxes for the estimated future tax effects attributable to temporary differences and carry forwards when realization is more likely than not. See Note 7.

c)	Inventories
Inventories are stated at the lower of cost or market, with cost being determined using the first-in first-out method.  Inventories consist of purchased goods held for resale. As at March 31, 2011 we had $94,488 of finished goods and $5,966 in raw materials.  As of September 30, 2010, we had $66,815 of finished goods and $nil of raw materials.  Inventory is reviewed for obsolescence at the end of each reporting period.  There was no obsolete inventory as of March 31, 2011 and September 30, 2010.

d)	Property and Equipment
Property and equipment is stated at cost, and is depreciated over estimated useful lives using primarily the straight line method for financial reporting purposes.  Useful lives range from 3 to 5 years.  We evaluate equipment at least annually for impairment.  Maintenance and repairs are charged to expense as incurred. Depreciation for the six months ended March 31, 2011 and 2010 was $152 and $0, respectively.

e)	Advertising
Advertising costs are expensed as in accordance with ASC subtopic 720-35 (formerly SOP 93-7).

f)	Basic and Diluted Loss Per Share
In accordance with ASC subtopic 260-10 (formerly SFAS No. 128 – “Earnings Per Share”), the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding.  Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  At March 31, 2011 and 2010, we had no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

g)	Estimated Fair Value of Financial Instruments
The carrying value of our financial instruments, consisting of cash, and accounts payable approximate their fair value due to the short-term maturity of such instruments. Unless otherwise noted, it is management’s opinion that we are not exposed to significant interest, currency or credit risks arising from these consolidated financial statements. See Note 8.

UV FLU TECHNOLOGIES, INC
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.	SIGNIFICANT ACCOUNTING POLICIES (cont’d)

h)	Revenue Recognition
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
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

k)	Cash and Cash Equivalents
Cash is comprised of cash on hand and demand deposits. Cash equivalents include short-term highly liquid investments with original maturities of three months or less that are readily convertible to known amounts of cash and which are subject to an insignificant risk of change in value. There were no cash equivalents as of March 31, 2011 and September 30, 2010.

l)	Concentrations
Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents.

m)	Recent Accounting Pronouncements
In August 2010, the FASB issued Accounting Standard Updates No. 2010-21 (ASU No. 2010-21) “Accounting for Technical Amendments to Various SEC Rules and Schedules” and No. 2010-22 (ASU No. 2010-22) “Accounting for Various Topics – Technical Corrections to SEC Paragraphs”.  ASU No 2010-21 amends various SEC paragraphs pursuant to the issuance of Release no. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies.  ASU No. 2010-22 amends various SEC paragraphs based on external comments received and the issuance of SAB 112, which amends or rescinds portions of certain SAB topics.  Both ASU No. 2010-21 and ASU No. 2010-22 are effective upon issuance.  The amendments in ASU No. 2010-21 and No. 2010-22 will not have a material impact on the Company’s consolidated financial statements.

International Financial Reporting Standards
In November 2008, the Securities and Exchange Commission (“SEC”) issued for comment a proposed roadmap regarding potential use of consolidated financial statements prepared in accordance with International Financial Reporting Standards (“IFRS”) as issued by the International Accounting Standards Board. Under the proposed roadmap, the Company would be required to prepare consolidated financial statements in accordance with IFRS in fiscal year 2014, including comparative information also prepared under IFRS for fiscal 2013 and 2012. The Company is currently assessing the potential impact of IFRS on its consolidated financial statements and will continue to follow the proposed roadmap for future developments.

n)	Accounts receivable
Accounts receivable are carried on a gross basis, with no discounting, less an allowance for doubtful accounts. We estimate the allowance for doubtful accounts based on existing economic conditions, the financial conditions of the customers, and the amount and the age of past due accounts.  Receivables are considered past due if full payment is not received by the contractual due date.  Past due accounts are generally written off against the allowance for doubtful accounts only after all collection attempts have been exhausted.  There is no collateral held by us for accounts receivable.  There was no allowance for doubtful accounts as of March 31, 2011 or September 30, 2010.

3.	SIGNIFICANT ACCOUNTING POLICIES (cont’d)

o)	Impairment of long-lived assets
The Company reviews its long-lived assets periodically to determine potential impairment by comparing the carrying value of the long-lived assets with the estimated future cash flows expected to result from the use of the assets, including cash flows from disposition. Should the sum of the expected future cash flows be less than the carrying value, the Company would recognize an impairment loss. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the long-lived assets and intangibles.  The Company recognized $268,368 of impairment expense in the six months ended March 31, 2011.  See Note 4 for further details.

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

On January 31, 2011, the Company completed the acquisition of RxAir pursuant to the Acquisition Agreement.  At the closing of the acquisition, RxAir became a wholly-owned subsidiary of the Company.  The purchase price consisted of: (a)  $125,000, consisting of: (i) $10,000 previously paid upon the execution of the letter of intent between the Company and Red Oak regarding the acquisition transaction, and (ii) $115,000 payable via a convertible note due on October 24, 2011; and (b) 1,500,000 shares of common stock of the Company issuable to Red Oak. The shares issued were valued at $135,000, the current market price on the date of acquisition for a total consideration of $260,000.  The liabilities assumed exceeded the value of the assets acquired by $8,378 at the date of acquisition therefore $268,378 of Goodwill was recorded.  The Goodwill was evaluated and was it was determined that the carrying value of the Goodwill exceeded expected future cash flows and the Goodwill was impaired.  $268,378 of impairment expense has been recognized in the six months ended March 31, 2011.

The acquisition included a consulting agreement and the issuance of 300,000 shares of common stock of the Company to each of three key personnel of RxAir, such issuance contingent upon their continued active involvement with RxAir and issuable to each as follows: (i) 75,000 shares on the closing date of the acquisition, (ii) 75,000 shares 6 months after the closing date of the acquisition, and (iii) 150,000 shares 12 months after the closing date of the acquisition. The shares given as of the closing date were valued at the current market price on the date of acquisition of $.09 per share for a total consideration of $6,750.  The remaining shares will be expensed as they vest and are issued.

5.	NOTES PAYABLE

During the six months ended March 31, 2011, $696,234 of notes payable was converted into common stock at a rate of $0.30 per share for a total of 9,946,198 shares.  At March 31, 2011, the Company had unrelated third party notes payable totaling $224,299 (September 30, 2010 - $541,864) net of discounts of $61,172 and includes interest payable of $46,484.  Interest expense relating to these notes was $41,557 and $0 for the six months ended March 31, 2011 and 2010, respectively. The following table details the terms of the notes payable:

Loan Amount	Current Portion	Interest Rate	Penalty Rate	Due Date
$7,500	$7,500	10%	30%	On demand
115,000	115,000	6%	-	October 24, 2011
45,000	45,000	8%	22%	November 4, 2011
18,850	4,346	6%	-	October 12, 2014
22,594	22,594	-	-	On demand
300	300	-	-	On demand

The current portion of these notes payable was $209,795 and $541,864 as of March 31, 2011 and September 30, 2010, net of discounts of $61,172 and $0, respectively.  The long term portion of these notes payable was $14,504 and $0 as of March 31, 2011 and September 30, 2010, respectively

During the six months ended March 31, 2011, loans in the amount of $115,000 and $45,000, as mentioned in the above table, were issued with beneficial conversion features.  These beneficial conversion features were valued at $78,650 and a discount to the note payable was recorded.  This discount will be amortized into interest expense using the interest method over the remaining lives of the notes.  During the six months ended March 31, 2011, $17,478 was amortized into interest expense and $61,172 remains as the unamortized discount as of March 31, 2011.

UV FLU TECHNOLOGIES, INC
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.	COMMON STOCK

Our authorized common stock consists of 75,000,000 shares with a par value of $0.001 per share.

On April 04, 2006, we issued 48,000,000 shares of common stock at a price of $0.01 for cash totaling $15,000.

On November 25, 2006, we issued 64,000,000 shares of common stock at a price of $0.01 for cash totaling $20,000.

On September 18, 2007, we issued 30,080,000 shares of common stock at a price of $0.10 for cash totaling $94,000.

On October 12, 2009, 112,000,000 shares of common stock were surrendered 13and cancelled.

On November 12, 2009, a forward split 32:1 was approved and enacted.

On December 16, 2009, we issued 15,000,000 shares of common stock for assets purchased. See note 4.

On January 20 2011, we issued 1,000,000 shares of common stock to the directors of the Company in lieu of payment for their services.  The shares given were valued at the current market price of $.061 per share for a total consideration of $61,000

On February 9, 2011, we issued 1,500,000 shares of common stock in the acquisition of RxAir Industries, LLC. The shares issued were valued at the current market price on the date of acquisition of $135,000 ($.09 per share).  See note 4.

On February 9, 2011, we issued 225,000 shares of common stock to three key Rx Air personnel as for consulting services related to the acquisition of RxAir Industries, LLC.  The shares given were valued at the current market price on the date of acquisition of $.09 per share for a total consideration of $20,250.  See note 4

On February 22, 2011, we issued 1,750,000 shares of common stock to directors for consulting services to the Company.  The shares given were valued at the current market price of $.034 per share for a total consideration of $59,500.

On February 22, 2011, we issued 175,000 shares of common stock to consultants for consulting and marketing services to the Company.  The shares given were valued at the current market price of $.034 per share for a total consideration of $5,950

On February 22, 2011, we issued 450,000 shares of common stock of the Company at a price of $0.02 for cash totaling $9,000

On February 25, 2011, we issued 9,946,198 shares of common stock at a price of $0.07 in settlement of $696,234 of convertible debt.

As of March 31, 2011 and September 30, 2010, there are no outstanding options or warrants.

UV FLU TECHNOLOGIES, INC
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.	INCOME TAXES

We are subject to US and Canadian income taxes.  To date, we have accumulated losses of approximately $1,422,842, and therefore have paid no income tax.  We expect tax rates in both the US and Canada to be approximately 34%.  Substantially all operations prior to September 30, 2009 were in Canada.  Substantially all operations during year ending September 30, 2010 and going forward are in the United States.

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

The provision for refundable Federal income tax, using an effective tax rate of thirty-four percent (34%), consists of the following:

	Six months ended March 31, 2011	Year ended September 30, 2010
Refundable Federal income tax attributable to:
Current operations	$(156,000)	$(192,000)
Change in deferred tax valuation allowance	156,000	192,000
Net refundable amount	-	-

The cumulative tax effect at the expected rate of thirty-four percent (34%) of significant items comprising our net deferred tax amount is as follows:

	March 31, 2011	September 30, 2010
Deferred tax asset attributable to:
Net operating loss carryover	$392,000	$236,000
Less: Valuation allowance	(392,000)	(236,000)
Net deferred tax asset	-	-

At March 31, 2011, we had an unused Canadian NOL carryover of approximating $128,859 that is available to offset future taxable income in Canada; it expires the beginning in 2026. At March 31, 2011, we had unused NOL carryover of approximately $1,025,605 that is available to offset future taxable income in the U.S., it expires beginning in 2030.

UV FLU TECHNOLOGIES, INC
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of March 31, 2011:

	Level 1	Level 2	Level 3	Fair Value
Cash	$10,401	$-	$-	$10,401
Accounts receivable	-	19,796	-	19,796
Accounts payable	-	198,056	-	198,056
Notes Payable	-	224,299	-	224,299

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of September 30, 2010:

	Level 1	Level 2	Level 3	Fair Value
Cash	$-	$-	$-	$-
Accounts receivable	-	7,404	-	7,404
Accounts payable	-	149,775	-	149,775
Notes Payable	-	541,864	-	541,864

UV FLU TECHNOLOGIES, INC
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.	COMMITMENTS

The Company entered into a lease agreement on July 27, 2010 for office space for one year beginning August 15, 2010.  The commitments for the fiscal year ending September 30, 2011 total $11,700.  Rent expense for the six months ending March 31, 2011 was $5,850.

With the acquisition of the RxAir subsidiary, the Company acquired a lease for its operating facilities.  The current lease is for the period of May 1, 2010 to April 30, 2011 at a rate of $1,460 per month.  We have a security deposit in the amount of $4,380 on this lease.  We also rent an office under a second lease which is covered by a lease for the period of January 1, 2011 to December 31, 2011 at a rate of $150 per month.

Future minimum rental payments due under these two leases are $2,360 for the remainder of fiscal 2011 and $450 for fiscal 2012.

Rent expense for the periods ended March 31, 2011 and September 30, 2010 was $7,610 and $900, respectively

10.	SUBSEQUENT EVENTS

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date the financial statements were issued.

On May 6, 2011, the Company issued 2,050,000 shares of common stock at a price of $0.02 for cash totaling $41,000

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this quarterly report.  Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments.  Forward-looking statements are based upon estimates, forecasts, and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change.  These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by us, or on our behalf.  We disclaim any obligation to update forward-looking statements.

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

On January 31, 2011, we entered into and completed our Acquisition of RxAir pursuant to the Acquisition Agreement, dated January 31, 2011, by and the Company, and Red Oak, as the sole shareholder of RxAir.  At the closing of the Acquisition, RxAir became a wholly-owned subsidiary of the Company.

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

Critical Accounting Policies

The preparation of consolidated financial statements in conformity with United States generally accepted accounting principles requires management of our company to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  We believe certain critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.  A description of our critical accounting policies is set forth in our Annual Report on Form 10-K for the year ended September 30, 2010.  As of, and for the six months ended March 31, 2011, there have been no material changes or updates to our critical accounting policies.

Results of Operations

The following discussion of the financial condition, results of operations, cash flows and changes in our financial position should be read in conjunction with our audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010 filed on January 13, 2011.

Results of Operations for the six months ended March 31, 2011 as compared to the six months ended March 31, 2010

During the six months ended March 31, 2011, we received gross revenue of $49,207 as compared to $87,650 for the six months ended March 31, 2010.

For the six months ended March 31, 2011 and March 31, 2010, we incurred a loss of $727,830 and $135,213 respectively.

Results of Operations for the Six months ended March 31, 2011 as Compared to the Six months ended March 31, 2010

Sales and Rental Revenue

During the six months ended March 31, 2011, we received gross revenue of $49,207 as compared to $87,650 for the six months ended March 31, 2010.  The decrease is primarily related to the decrease in sales and leasing of units from our new product line, reflecting lower market penetration of our product in the commercial market and in particular in the medical and hospitality industries.  During the six months ended March 31, 2011, we received gross revenue of $49,207 as compared to $87,650 for the six months ended March 31, 2010.  The decrease is primarily related to the decrease in sales and leasing of units from our new product line, reflecting lower market penetration of our product in the commercial market and in particular in the medical and hospitality industries.  The results don’t reflect the strides the Company has made in building a platform for significant growth. The sales from last year were primarily from the sale to one particular distributor of the old inventory. That distributor was terminated September 30, 2010 for non-performance. The Company has since identified three huge markets for its products, and has taken steps to pursue each.
The Hospitality space, which includes Hotels, as well as Salons and Spas, we are pursuing with very aggressive sales programs. The Medical space, we are pursuing through our RX Air platform, and the International market we are just beginning to ship product. We have signed a major distributor in India, and are actively negotiating with multiple companies for distribution in China and the Mideast.

We have also begun negotiations with a major furniture chain in the Northeast, who would sell our product direct to their customer base. We will not place our product through chain stores, or over the internet, as we want to maintain our pricing, and support our distributor network.

We have designed a lower cost unit for the residential marketplace, that we feel will be the best product in the market, and will incorporate our technology with an advanced filter medium. We feel next year the demand for that product internationally could be significant.

Net Income (Loss)

During the six months ended March 31, 2011, our net loss was $727,830 as compared to $135,213 for the six months ended March 31, 2010.  The increase in net loss is due to an increase in our general and administrative expenses of $436,666 for the six months ended March 31, 2011 as compared to $173,963 for the six months ended March 31, 2010 as a result of increased business activity associated with development of our new product line, as well as an increase in interest expense of $41,557 as compared to $nil for the six months ended March 31, 2010. The Company also recognized an impairment of goodwill which resulted in a write down of $268,378 for the six months ended March 31, 2011 as compared to $nil for the six months ended March 31, 2010.

General and Administrative Expenses

During the six months ended March 31, 2011, we incurred total expenses of $436,666 as compared to $173,963 for the six months ended March 31, 2010.  The increase is primarily related to expenses for marketing, office and administration, professional fees, consulting and investor relation costs increased due to an increase business activity associated with development of the new product line.   The increases in these particular expenses are as follows:

	March 31, 2011	March 31, 2010
Marketing	$70,572	30,692
Office and administration	57,972	24,029
Professional fees	78,120	69,449
Consulting	178,690	36,453
Investor relations	51,160	12,440
Total	$436,514	173,063

Depreciation and amortization expense was $152 for the six months ended March 31, 2011 and $nil for the six months ended March 31, 2010 as the Company acquired manufacturing equipment with the acquisition of the new subsidiary.

Expenses or other cash flows in this period may not be indicative of future periods as we are in the early development stage.

Liquidity and Capital Resources

As of March 31, 2011, we had cash of $10,401, and working capital deficiency of $172,472.  During the period ended March 31, 2011, we funded our operations from receipts of sales revenues, proceeds from loans payable and sale of shares.  We have recognized a total of $192,810 in revenues since our inception and incurred $844,496 in net notes payable.  In order to survive, we are dependent on increasing our sales volume.  Additionally, we plan to continue further financings and believe that this will provide sufficient working capital to fund our operations for at least the next 12 months.  Changes in our operating plans, increased expenses, additional acquisitions, or other events may cause us to seek additional equity or debt financing in the future.

For the period ended March 31, 2011, we used $269,908 in cash flows to fund operating activities as compared to $242,590 for the period ended March 31, 2010.  The increase is primarily due to an increase in our general and administrative expenses for the six months ended March 31, 2011 as compared to the six months ended March 31, 2010 as a result of increased business activity associated with development of our new product line. For the period ended March 31, 2011, net cash provided by operating activities reflected $3,369 in changes in current assets and inventory, and we used $28,583 in accounts payable and accrued liabilities.

For the period ended March 31, 2011 cash flows from investing activities was $677from cash acquired in the subsidiary and $10,00 cash paid for the acquisition compared to $nil (zero) for the period ended September 30, 2010.

For the period ended March 31, 2011, cash flows from financing activities was $289,632 compared to $254,117 for the period ended March 31, 2010.  $280,632 was from proceeds of notes payable  and $9,000 proceeds from the sale of common shares for the six month period ending March 31, 2011 compared to $254,117 and $nil respectively the six months ending March 31, 2010.

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

Capital Expenditures

We did not make any capital expenditures in the six months ended March 31, 2011.

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

There were no changes in our internal controls over financial reporting that occurred during the three months ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.  We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

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

UV FLU TECHNOLOGIES, INC

Date: May 23, 2011	By:	/s/ John J. Lennon
	Name:	John J. Lennon
	Title:	President, Chief Executive Officer and
Chief Financial Officer