Form 10-Q
period 2011-06-30
UV FLU TECHNOLOGIES INC
filed 2011-08-15
CIK 1385310

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2011

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

☐	Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer (Do not check if smaller reporting company)	☒	Smaller Reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).☐ Yes   ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2011
Common stock, $.001 par value	67,876,198

UV FLU TECHNOLOGIES, INC.
FORM 10-Q

June 30, 2011

INDEX

PAGE
PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)	2

Condensed Consolidated Balance Sheets as of June 30, 2011 (Unaudited) and September 30, 2010 (Audited)	2

Condensed Consolidated Statements of Operations for the nine-month period ended June 30, 2011 and 2010 and for the period from April 4, 2006 (inception) to June 30, 2011 (Unaudited)	3

Condensed Consolidated Statements of Operations for the three-month period ended June 30, 2011 and 2010 (Unaudited)	4

Condensed Consolidated Statements of Cash Flows for the nine-month periods ended June 30, 2011 and 2010 and for the period from April 4, 2006 (inception) to June 30, 2011 (Unaudited)	5

Notes to Condensed Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3. Quantitative and Qualitative Disclosures About Market Risk	18

Item 4. Controls and Procedures	18

PART II—OTHER INFORMATION

Item 1. Legal Proceedings	19

Item 1A. Risk Factors	19

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3. Defaults Upon Senior Securities	19

Item 4. Reserved	19

Item 5. Other Information	19

Item 6. Exhibits	19

Signatures	20

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

PART I—FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements.

UV FLU TECHNOLOGIES, INC
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2011 (unaudited)	September 30, 2010 (audited)

ASSETS

Current Assets
Cash	$6,175	$-
Accounts receivable	45,419	7,404
Inventory	88,913	66,815
Prepaid	108,237	95,908

Total Current Assets	248,744	170,127

Equipment, net of depreciation of $946 and $nil as of June 30, 2011 and September 30, 2010, respectively	3,048	-
Trademark	950	-

Total Assets	$252,742	$170,127

LIABILITIES

Current Liabilities:
Accounts payable and accrued expenses	$224,883	$149,775
Notes payable – current portion, net of discount of $34,955 at June 30, 2011 and $nil at September 30, 2010 (Note 5)	238,685	541,864

Total Current Liabilities	463,568	691,639

Notes payable	13,055	-

Total Liabilities	476,623	691,639

STOCKHOLDERS’ EQUITY

Common Stock (Note 6)
Authorized:
150,000,000 shares, par value $0.001 per share
Issued and outstanding:
67,876,198 shares at June 30, 2011 and 45,080,000 shares at September 30, 2010	67,876	45,080

Additional paid-in capital	1,314,208	128,420

Deficit Accumulated During the Development Stage	(1,605,965)	(695,012)

Total Stockholders’ Equity	(233,881)	(521,512)

Total Liabilities and Stockholders’ Equity	$252,742	$170,127

The accompanying notes are an integral part of these statements.

UV FLU TECHNOLOGIES, INC
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	Nine months ended June 30, 2011	Nine months ended June 30, 2010	Cumulative April 4, 2006 (Inception) Through June 30, 2011

Sales and Rental Revenues	$129,146	$88,300	$272,749

Cost of Sales	62,351	56,452	168,553

Gross Profit	66,795	31,848	104,196

Expenses
Bad debt	-	-	67,500
Depreciation and amortization	319	-	6,383
Marketing	86,743	42,025	195,243
Office and administration	114,199	48,488	213,300
Organizational costs	-	-	1,705
Professional fees	133,743	127,060	342,856
Consulting	253,690	53,284	406,614
Investor relations	50,565	37,875	117,607

Total Expenses	639,259	308,743	1,351,208

(Loss) from Operations	(572,464)	(276,895)	(1,247,012)

Other Income (Expense)
Gain on sale of assets	-	1,116	1,116
Interest expense	(70,111)	-	(92,770)
Gain (Loss) on foreign exchange	-	(3)	1,079
Impairment expense	(268,378)	-	(268,378)

Net (Loss)	$(910,953)	$(275,782)	$(1,605,965)

Basic And Diluted Loss Per Share	$(0.02)	$ Nil

Weighted Average Number Of Shares Outstanding	53,722,791	45,772,308

The accompanying notes are an integral part of these statements.

UV FLU TECHNOLOGIES, INC
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	Three months ended June 30, 2011	Three months ended June 30, 2010

Sales and Rental Revenues	$79,939	$650

Cost of Sales	31,915	6,439

Gross Profit	48,024	(5,789)

Expenses
Depreciation and amortization	167	-
Marketing	16,171	11,333
Office and administration	56,227	23,558
Professional fees	55,623	18,868
Consulting	74,999	27,949
Investor relations	(595)	25,436
Wages and benefits		27,636

Total Expenses	202,593	134,780

(Loss) from Operations	(154,569)	(140,568)

Other Income (Expense)
Gain on sale of assets	-	-
Interest expense	(28,554)	-
Gain (Loss) on foreign exchange	-	-
Impairment expense		-

Net (Loss)	$(183,123)	$(140,568)

Basic And Diluted Loss Per Share	$(0.00)	$ Nil

Weighted Average Number Of Shares Outstanding	64,538,420	45,080,000

The accompanying notes are an integral part of these statements.

UV FLU TECHNOLOGIES, INC
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine months ended June 30, 2011	Nine months ended June 30, 2010	Cumulative April 4, 2006 (Inception) Through June 30, 2011

Cash Flows from Operating Activities:
Net (loss)	$(910,953)	$(275,782)	$(1,605,95)

Adjustments to Reconcile Net Loss to Net Cash Used by Operating Activities:
Depreciation and amortization	318	-	6,382
Gain on sale of assets	-	(1,116)	(1,116)
Impairment expense	268,378	-	268,378
Stock issued for compensation	212,700	-	212,700
Amortization of beneficial conversion feature	43,695	-	43,695
Changes in current assets and liabilities
Accounts receivable	(35,169)	(77,500)	(42,573)
Prepaid	(6,172)	(4,818)	(102,080)
Inventory	20,381	(130,459)	(1,937)
Accounts payable and accrued liabilities	29,760	89,093	179,535
Net Cash Flows provided by Operating Activities	(377,062)	(400,582)	(1,042,978)

Cash Flows from Investing Activities:
Cash acquired in acquisition	677
Cash paid for acquisition	(10,000)	-	(10,000)
Purchase of equipment	(947)	-	(5,818)
Sales proceeds of equipment	-	3,400	3,400
Increase in website development costs	-	-	(3,477)
Net Cash Flows provided by Investing Activities	(10,270)	3,400	(15,218)

Cash Flows From Financing Activity:
Proceeds from notes payable	307,507	405,126	849,371
Sale of common shares	86,000	-	215,000
Net Cash Flows provided by Financing Activities	393,507	405,126	1,064,371

Net Cash Flows	6,175	7,944	6,175

Cash, Beginning Of Period	-	2,819	-

Cash, End Of Period	$6,175	$10,763	$6,175

Supplemental Disclosure Of Cash Flow Information
Cash paid for:
Interest	$765	$-	$381
Income tax	$-	$-	$-

Inventory acquired through issuance of stock	$-	$44,500	45,000
Subsidiary acquired through issuance of stock	$135,000	$-	135,000
Debt converted to shares	$696,234	-	696,234
Stock issued for compensation	$146,700	-	146,701
Shares issued	14,596,198	15,000,000	29,596,198

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

Our accompanying consolidated financial statements have been prepared in conformity with GAAP, which contemplates our continuation as a going concern.  However, we have minimal business operations to date.  In addition, at June 30, 2011, we had incurred losses of $1,605,965 since inception, and have working capital deficit of $214,824.  These matters raise substantial doubt about our ability to continue as going concern.  In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon our ability to meet our financing requirements, raise additional capital, and the success of our future operations.  There is no assurance that future capital raising plans will be successful in obtaining sufficient funds to assure our eventual profitability.  While management believes that actions planned and presently being taken to revise our operating and financial requirements provide the opportunity for us to continue as a going concern, there is no assurance the actions will be successful.  In addition, recent events in worldwide capital markets may make it more difficult for us to raise additional equity or debt capital.

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
Inventories are stated at the lower of cost or market, with cost being determined using the first-in first-out method.  Inventories consist of purchased goods held for resale. As at June 30, 2011 we had $88,913 of finished goods and $nil in raw materials.  As of September 30, 2010, we had $66,815 of finished goods and $nil of raw materials.  Inventory is reviewed for obsolescence at the end of each reporting period.  There was no obsolete inventory as of June 30, 2011 and September 30, 2010.

d)	Property and Equipment
Property and equipment is stated at cost, and is depreciated over estimated useful lives using primarily the straight line method for financial reporting purposes.  Useful lives range from 3 to 5 years.  We evaluate equipment at least annually for impairment.  Maintenance and repairs are charged to expense as incurred. Depreciation for the nine months ended June 30, 2011 and 2010 was $318 and $0, respectively.

e)	Advertising
Advertising costs are expensed as in accordance with ASC subtopic 720-35 (formerly SOP 93-7).

f)	Basic and Diluted Loss Per Share
In accordance with ASC subtopic 260-10 (formerly SFAS No. 128 – “Earnings Per Share”), the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding.  Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  At June 30, 2011 and 2010, we had no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

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
Cash is comprised of cash on hand and demand deposits. Cash equivalents include short-term highly liquid investments with original maturities of three months or less that are readily convertible to known amounts of cash and which are subject to an insignificant risk of change in value. There were no cash equivalents as of June 30, 2011 and September 30, 2010.

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
Accounts receivable are carried on a gross basis, with no discounting, less an allowance for doubtful accounts. We estimate the allowance for doubtful accounts based on existing economic conditions, the financial conditions of the customers, and the amount and the age of past due accounts.  Receivables are considered past due if full payment is not received by the contractual due date.  Past due accounts are generally written off against the allowance for doubtful accounts only after all collection attempts have been exhausted.  There is no collateral held by us for accounts receivable.  There was no allowance for doubtful accounts as of June 30, 2011 or September 30, 2010.

3.	SIGNIFICANT ACCOUNTING POLICIES (cont’d)

o)	Impairment of long-lived assets
The Company reviews its long-lived assets periodically to determine potential impairment by comparing the carrying value of the long-lived assets with the estimated future cash flows expected to result from the use of the assets, including cash flows from disposition. Should the sum of the expected future cash flows be less than the carrying value, the Company would recognize an impairment loss. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the long-lived assets and intangibles.  The Company recognized $268,368 of impairment expense in the nine months ended June 30, 2011.  See Note 4 for further details.

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

On January 31, 2011, the Company completed the acquisition of RxAir pursuant to the Acquisition Agreement.  At the closing of the acquisition, RxAir became a wholly-owned subsidiary of the Company.  The purchase price consisted of: (a)  $125,000, consisting of: (i) $10,000 previously paid upon the execution of the letter of intent between the Company and Red Oak regarding the acquisition transaction, and (ii) $115,000 payable via a convertible note due on October 24, 2011; and (b) 1,500,000 shares of common stock of the Company issuable to Red Oak. The shares issued were valued at $135,000, the current market price on the date of acquisition for a total consideration of $260,000.  The liabilities assumed exceeded the value of the assets acquired by $8,378 at the date of acquisition therefore $268,378 of Goodwill was recorded.  The Goodwill was evaluated and was it was determined that the carrying value of the Goodwill exceeded expected future cash flows and the Goodwill was impaired.  $268,378 of impairment expense has been recognized in the nine months ended June 30, 2011.

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

During the nine months ended June 30, 2011, $696,234 of notes payable was converted into common stock at a rate of $0.30 per share for a total of 9,946,198 shares.  At June 30, 2011, the Company had unrelated third party notes payable totaling $251,740 (September 30, 2010 - $541,864) net of discounts of $34,955 and includes interest payable of $48,310.  Interest expense relating to these notes was $70,111 and $0 for the nine months ended June 30, 2011 and 2010, respectively. The following table details the terms of the notes payable:

Loan Amount	Current Portion	Interest Rate	Penalty Rate	Due Date
$7,500	$7,500	10%	30%	On demand
115,000	115,000	6%	-	October 24, 2011
45,000	45,000	8%	22%	November 4, 2011
13,055	4,346	6%	-	October 12, 2014
22,594	22,594	-	-	On demand
300	300	-	-	On demand

The current portion of these notes payable was $238,685 and $541,864 as of June 30, 2011 and September 30, 2010, net of discounts of $34,955 and $0, respectively.  The long term portion of these notes payable was $13,055 and $0 as of June 30, 2011 and September 30, 2010, respectively

During the nine months ended June 30, 2011, loans in the amount of $115,000 and $45,000, as mentioned in the above table, were issued with beneficial conversion features.  These beneficial conversion features were valued at $78,650 and a discount to the note payable was recorded.  This discount will be amortized into interest expense using the interest method over the remaining lives of the notes.  During the nine months ended June 30, 2011, $43,695 was amortized into interest expense and $34,955 remains as the unamortized discount as of June 30, 2011.

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

On May 2, 2011, we issued 2,150,000 shares of common stock at a price of $.02 for cash totaling $43,000.

On June 7, 2011, we issued 3, 400,000 shares of common stock in the Company at a price of $.01, and we issued 2,200,000 shares of common stock as compensation for services performed.

On June 23, 2011, the Company approved a vote authorizing an increase in the number of shares authorized from 75 to 150 million shares.

As of June 30, 2011 and September 30, 2010, there are no outstanding options or warrants.

UV FLU TECHNOLOGIES, INC
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.	INCOME TAXES

We are subject to US income taxes.  To date, we have accumulated losses of approximately $1,605,965 and therefore have paid no income tax.  We expect tax rates in the US to be approximately 34%.  Substantially all operations prior to September 30, 2009 were in Canada.  Substantially all operations during year ending September 30, 2010 and going forward are in the United States.

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

The provision for refundable Federal income tax, using an effective tax rate of thirty-four percent (34%), consists of the following:

	Nine months ended June 30, 2011	Year ended September 30, 2010
Refundable Federal income tax attributable to:
Current operations	$(218,500)	$(192,000)
Change in deferred tax valuation allowance	218,500	192,000
Net refundable amount	-	-

The cumulative tax effect at the expected rate of thirty-four percent (34%) of significant items comprising our net deferred tax amount is as follows:

	June 30, 2011	September 30, 2010
Deferred tax asset attributable to:
Net operating loss carryover	$454,500	$236,000
Less: Valuation allowance	(454,500)	(236,000)
Net deferred tax asset	-	-

At June 30, 2011, we had an unused Canadian NOL carryover of approximating $128,859 that is available to offset future taxable income in Canada; it expires the beginning in 2026. At June 30, 2011, we had unused NOL carryover of approximately $1,200,000 that is available to offset future taxable income in the U.S., it expires beginning in 2030.

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

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of June 30, 2011:

	Level 1	Level 2	Level 3	Fair Value
Cash	$6,175	$-	$-	$6,175
Accounts receivable	-	45,419	-	45,419
Accounts payable	-	224,883	-	224,883
Notes Payable	-	251,740	-	251,740

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of September 30, 2010:

	Level 1	Level 2	Level 3	Fair Value
Cash	$-	$-	$-	$-
Accounts receivable	-	7,404	-	7,404
Accounts payable	-	149,775	-	149,775
Notes Payable	-	541,864	-	541,864

UV FLU TECHNOLOGIES, INC
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.	COMMITMENTS

The Company entered into a lease agreement on July 27, 2010 for office space for one year beginning August 15, 2010.  The commitments for the fiscal year ending September 30, 2011 total $11,700.  Rent expense for the six months ending June 30, 2011 was $5,850.

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

Rent expense for the nine months ended June 30, 2011 and year ended September 30, 2010 was $18,675 and $900, respectively

10.	SUBSEQUENT EVENTS

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date the financial statements were issued.

On August 7, 2011, the holder of the $45,000 note gave notice to convert $12,000 of the note, in accordance with the terms of the note, into 1,224,490 shares of the Company’s common stock.  The balance of the note after partial conversion is $33,000.

On August 11, 2011, the note for $115,000 plus accrued interest of $3,000 was converted by the holder of the note, in accordance with the terms of the note, as amended, into 13,111,111 shares of the Company’s common stock.

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

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  We believe certain critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.  A description of our critical accounting policies is set forth in our Annual Report on Form 10-K for the year ended September 30, 2010.  As of, and for the six months ended June 30, 2011, there have been no material changes or updates to our critical accounting policies.

Results of Operations

The following discussion of the financial condition, results of operations, cash flows and changes in our financial position should be read in conjunction with our audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010 filed on January 13, 2011.

Results of Operations for the nine months ended June 30, 2011 as compared to the nine months ended June 30, 2010

During the nine months ended June 30, 2011, we received gross revenue of $129,146 as compared to $88,300 for the nine months ended June 30, 2010.

For the nine months ended June 30, 2011 and June 30, 2010, we incurred a loss of $910,953 and $275,782 respectively.

Results of Operations for the Nine months ended June 30, 2011 as Compared to the Nine months ended June 30, 2010

Sales and Rental Revenue

During the nine months ended June 30, 2011, we received gross revenue of $129,146 as compared to $88,300 for the nine months ended June 30, 2010.  The increase is primarily related to the increase in sales and leasing of units from our new product line, along with sales to the Hospital segment, resulting from the acquisition of RX Air Industries in January 2011. The results don’t fully reflect the strides the Company has made in building a platform for significant growth. The sales from last year were primarily from the sale to one particular distributor of the old inventory. That distributor was terminated September 30, 2010 for non-performance. The Company has since identified three huge markets for its products, and has taken steps to pursue each.
The Hospitality space, which includes Hotels, as well as Salons and Spas, is being pursued with a new program being launched in August, called ABC “Purity +” Rooms, where Hotels are actually given the purifiers at no up-front capital costs. Rooms in the program are disinfected and deodorized, and with the placement of Viratech UV400’s in every room, the rooms can charge a premium rate, for being free from “Allergans, Bacteria, and other Contaminants.” Additional premium revenues charged for the program are split with the hotel property.

The Medical space, we are pursuing through our RX Air platform, and the International market we are just beginning to ship product. We have signed a major distributor in India, who is now placing its’ third order, and has us now approved for sale in Hospitals throughout India, and we are actively negotiating with multiple companies for distribution in China and the Mideast.

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

Net Income (Loss)

During the nine months ended June 30, 2011, our net loss was $910,953 as compared to $275,782 for the nine months ended June 30, 2010.  The increase in net loss is due to an increase in our general and administrative expenses of $639,259 for the nine months ended June 30, 2011 as compared to $308,743 for the nine months ended June 30, 2010 as a result of increased business activity associated with development of our new product line, as well as an increase in interest expense of $70,111 as compared to $nil for the nine months ended June 30, 2010. The Company also recognized an impairment of goodwill which resulted in a write down of $268,378 for the nine months ended June 30, 2011 as compared to $nil for the nine months ended June 30, 2010.

General and Administrative Expenses

During the nine months ended June 30, 2011, we incurred total expenses of $639,259 as compared to $276,895 for the nine months ended June 30, 2010.  The increase is primarily related to expenses for marketing, office and administration, professional fees, consulting and investor relation costs increased due to an increase business activity associated with development of the new product line.   The increases in these particular expenses are as follows:

	June 30, 2011	June 30, 2010
Marketing	$86,743	42,025
Office and administration	114,199	48,488
Professional fees	133,743	127,060
Consulting	253,690	53,284
Investor relations	50,565	37,875
Total	$639,259	308,743

Depreciation and amortization expense was $319 for the nine months ended June 30, 2011 and $nil for the nine months ended June 30, 2010 as the Company acquired manufacturing equipment with the acquisition of the new subsidiary.

Expenses or other cash flows in this period may not be indicative of future periods as we are in the early development stage.

Liquidity and Capital Resources

As of June 30, 2011, we had cash of $6,175, and working capital deficiency of $214,824.  During the period ended June 30, 2011, we funded our operations from receipts of sales revenues, proceeds from loans payable and sale of shares.  We have recognized a total of $272,749 in revenues since our inception and incurred $841,371 in net notes payable.  In order to survive, we are dependent on increasing our sales volume.  Additionally, we plan to continue further financings and believe that this will provide sufficient working capital to fund our operations for at least the next 12 months.  Changes in our operating plans, increased expenses, additional acquisitions, or other events may cause us to seek additional equity or debt financing in the future.

For the nine months ended June 30, 2011, we used $377,062 in cash flows to fund operating activities as compared to $400,582 for the period ended June 30, 2010.  The decrease is primarily due to an increase in our general and administrative expenses for the nine months ended June 30, 2011 as compared to the nine months ended June 30, 2010 as a result of increased business activity associated with development of our new product line. For the period ended June 30, 2011, net cash provided by operating activities reflected $20,960 in changes in current assets and inventory, and we gained $29,760 in accounts payable and accrued liabilities.

For the period ended June 30, 2011 cash flows from investing activities was $947 cash paid for the purchase of equipment and $677 from cash acquired in the subsidiary and $10,00 cash paid for the acquisition compared to $nil (zero) for the period ended September 30, 2010.

For the nine months ended June 30, 2011, cash flows from financing activities was $393,507 compared to $405,126 for the period ended June 30, 2010.  $307,507 was from proceeds of notes payable  and $86,000 proceeds from the sale of common shares for the six month period ending June 30, 2011 compared to $405,126 and $nil respectively the six months ending June 30, 2010.

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

Capital Expenditures

We did not make any capital expenditures in the nine months ended June 30, 2011.

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

There were no changes in our internal controls over financial reporting that occurred during the three months ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.  We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

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

UV FLU TECHNOLOGIES, INC

Date: August 12, 2011	By:	/s/ John J. Lennon
	Name:	John J. Lennon
	Title:	President, Chief Executive Officer and Chief Financial Officer