Form 10-Q/A
period 2011-06-30
UV FLU TECHNOLOGIES INC
filed 2011-09-01
CIK 1385310

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☒ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Explanatory Note

The purpose of this Amendment No. 1 to UV Flu Technologies, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, filed with the Securities and Exchange Commission on August 15, 2011 (the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Item 6.  Exhibits.

Exhibit Number	Name

2.1
Acquisition Agreement, dated January 24, 2011, by and between UVFlu Technologies, Inc., a Nevada corporation, and The Red Oak Trust, as the sole shareholder of RxAir Industries, LLC, a Nevada limited liability company (1)

10.1	Consulting Agreement, dated January 24, 2011, by and between RxAir Industries, LLC, a Nevada limited liability company, and with Bridgepoint Partners, LLC, as the consultant (1)

10.2	Guarantee by UV Flu Technologies, Inc., a Nevada corporation, in favor of Bridgepoint Partners, LLC, as the consultant (1)

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer) (1)

31.2	Rule 13a-14(d)/15d-14(d) Certification (Principal Financial Officer) (1)

32	Section 1350 Certifications (1)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)          These exhibits were previously included or incorporated by reference in UV Flu Technologies, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, filed with the Securities and Exchange Commission on August 15, 2011.

SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UV FLU TECHNOLOGIES, INC.

Date: September 1, 2011	By:	/s/ John J. Lennon
Name: John J. Lennon
Title: President, Chief Executive Officer and Chief Financial Officer