Form 10-K
period 2011-09-30
UV FLU TECHNOLOGIES INC
filed 2011-12-27
CIK 1385310

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2011

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
The aggregate market value of the common stock held by non-affiliates as of September 30, 2011 (the last trading day of the fourth quarter) was $777,756,  based on the last sale price of common stock sold.
As of December 19, 2011, the last practicable date, 112,133,403 shares of the registrant’s Common Stock were outstanding at a par value of $0.001.
DOCUMENTS INCORPORATED BY REFERENCE: Exhibits incorporated by reference are referred to under Part IV.

Statement Regarding Forward-Looking Statements

The statements contained in this report on Form 10-K that are not purely historical are forward-looking statements within the meaning of applicable securities laws.  Forward-looking statements include statements regarding our “expectations,” “anticipation,” “intentions,” “beliefs,” or “strategies” regarding the future, whether or not those words are used.  Forward-looking statements also include statements regarding revenue, margins, expenses, and earnings analysis for fiscal 2011, and thereafter; anticipated levels of future revenues and earnings from the operations of UV Flu Technologies, Inc. (the “Company,” “we,” “us,” or “our”); and  projected costs and expenses related to our operations, liquidity, capital resources, availability of future equity capital on commercially reasonable terms.  All forward-looking statements included in this report are based on information available to us as of the filing date of this report, and we assume no obligation to update any such forward-looking statements.  Our actual results could differ materially from the forward-looking statements.  Among the factors that could cause actual results to differ materially are the factors discussed in Item 1A. Risk Factors.

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

Effective November 15, 2009, we acquired AmAirpure Inc.’s air purification technology, product, inventory, and certain equipment pursuant to an Asset Purchase Agreement with AmAirpure, Inc.  We issued 15,000,000 shares of our common stock to shareholders of AmAirpure in connection with the asset acquisition.  Additionally, on November 25, 2009, we entered into a Distribution Agreement with Puravair Distributors LLC (“Puravair”) where we appointed Puravair as our exclusive master distributor for our Viratech UV-400 product and our other products for the professional, medical, and commercial markets in the U.S. and Canada.  On September 30, 2010, we terminated our Distribution Agreement with Puravair and began adding new distributors, which totaled five as of year- end, 2010. Today the Company has a total of 10 Distributors, including Grainger Industrial Supply, with almost 2000 reps throughout the United States, and Ormed Systems, one of the most renowned medical distributors in India.

The latest production runs of our Viratech UV-400 product incorporate our patented UV bacteria killing technology, which has been cleared by the FDA for use as a medical device.  In June 2010, we expanded our market reach by introducing the latest generation of our Viratech UV-400 product into the residential and hospitality markets.

On October 28, 2010, we entered into a binding letter of intent with The Red Oak Trust (“Red Oak”) (the “LOI”) in connection with our proposed acquisition of one hundred percent (100%) of the issued and outstanding units of RxAir Industries, LLC, a Nevada limited liability company (“RxAir”), which is wholly owned by Red Oak (the “Acquisition”).  At the closing of the Acquisition, Rx Air became a wholly-owned subsidiary of the Company.  The acquisition closed January 24, 2011.

The Company’s sales, although significantly above 2010 levels, are not expected to ramp up significantly until the 1st half of 2012, when marketing programs and production capacity have been ramped up simultaneously.

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

This heightened awareness has spread to the growing $7.7 billion indoor air quality market, increasing demand for products that improve air quality and remove airborne pathogens in commercial buildings, hospitals, schools and homes.  Poor indoor air quality is scientifically proven to cause the spread of infectious disease and increase asthma and allergy symptoms.  The Environmental Protection Agency reports the air inside structures, where people now spend approximately 90% of their time, can have contaminated air levels 10 to 100 times worse than EPA guidelines. Studies have shown that indoor air pollution can have direct health links to respiratory issues, pneumonia, sleep disorders, allergies, asthma, diabetes, and even cardiovascular issues.

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

RX Air Product Line

On January 24, 2011, UV Flu Technology bought all of the inventory, assets, patents and trademarks of Rx Air, a 15 year old company based in Dallas, Texas, which manufactures a line of some of the world’s best HEPA based air purifiers. The Company’s product lines include:

RX-3000: The Rx-3000 is a hospital-grade HEPA air filter, which is used in almost 500 hospitals worldwide. It employs a patented 5-stage HEPA filtration design, germicidal UV irradiation system, with easy portability. It was co-designed with Bio-engineers from the Baylor Medical System, and is FDA cleared as a Class II Medical Device. It can cover spaces up to 1500 sq. ft, and can capture 99.999% of all airborne contaminants. The Company makes all its HEPA filters, which are among the finest in the world, and has Negative-Pressure attachments for hospitals that require Negative-Pressure.

CR-3000: Construction Grade version of the RX-3000

RX-4500: Large commercial version of the RX-3000, which can cover hospital and casino spaces up to 10,000 sq. ft.

RX-6500: Bio-terrorism version of the above unit.

RX Air Plus: Unique system which combines 2 FDA cleared medical devices, the RX-3000, and two Viratech UV-400’s, to form the world’s most cost-effective air filtration system. Covers spaces up to 2,000 sq. ft. and removes 99.999% of all airborne contaminants, while killing 99.3% of all organic airborne contaminants, such as bacteria.

Customers

We currently have units in operation at the Seagate Hotel, Boca Raton, Florida; the 15 Beacon Hotel, Boston, Massachusetts; the Miami Anatomical Research Center; and several other locations. Our units are also in numerous hair and nail salons, pet kennels, test labs, and almost 500 hospitals worldwide, including the Baylor Healthcare System, Kaiser Permanente, the George Washington University Hospital, Providence Medical Center,  and the University Medical Center.. The Company’s products are in a number of restaurants and several casinos, as well.

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

Research and Development

Our research and development activities are focused principally on the development of new products that serve the air purification market and on significant upgrades to our existing products.  We have completed the design of our second product, a smaller, lower cost version of the ViraTech UV-400.  We expect to begin shipping the new model into commercial accounts before year-end 2012.

Manufacturing

Our manufacturing strategy is to utilize high quality, low cost contract manufacturers to provide the routine production of our products.  We will outsource the manufacture of the majority of our products. We are currently looking at options for expanding our current production capacity.

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

Patents and Proprietary Rights

We own the rights to U.S. Patent No. 6939397 with 43 claims covering innovative removable cartridge, housing, UV chamber, UV radiation source, and baffle technology. We also, through our RX Air subsidiary, own the rights to U.S. Patent No. 3837700, which covers air cleaning units containing an air filter, UV lights, and a photocatalytic filter. We also own a number of trademarks.

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

Backlog

We currently have no backlog of orders.

Employees

As of September 30, 2011, we had five, full-time employees, and 2 part-time employees, although we engage contractors as needed,  and each of our officers and directors devotes a portion of his and her time to the affairs of our Company.

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

We incurred net losses of $849,073 for our fiscal year ended September 30, 2011.  As of September 30, 2011, we had an accumulated deficit of $1,544,085.  We have not achieved profitability in any period, and we expect to continue to incur net losses for the foreseeable future.  Should we continue to incur net losses in future periods, we may not be able to increase the number of employees or our investment in capital equipment, sales and marketing programs and research and development in accordance with present plans.  Continuation of net losses may also require us to secure additional financing sooner than expected.  Such financing may not be available in sufficient amounts, or on terms acceptable to us and may dilute existing shareholders.

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

Pursuant to our Articles of Incorporation, we have, as of the date of this Report, 150,000,000 shares of common stock authorized.  As of the date of this Report, we have 108,383,403 shares of common stock issued and outstanding.  As a result, our Board of Directors has the ability to issue a large number of additional shares of common stock without shareholder approval, which if issued could cause substantial dilution to our then shareholders.

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

We currently maintain our registered offices at 1694 Falmouth Road #125, Centerville, MA 02632-2933, and we have 2 other facilities. Our corporate office is located at 411 Main Street, Bldg. #5, Yarmouth Port, Ma, 02675, and our RX Air Manufacturing facility is located at 3323 Garden Brook Dive, Farmers Branch, TX 75234.

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

Fiscal 2010	High	Low
First Quarter	$.35	$.07
Second Quarter	$.11	$.04
Third Quarter	$.04	$.015
Fourth Quarter	$.03	$.007

Trading in our common stock has been sporadic and the quotations set forth above are not necessarily indicative of actual market conditions.  All prices reflect inter-dealer prices without retail mark-up, mark-down, or commission and may not necessarily reflect actual transactions.

Stockholders

As of December 19, 2011, we had 112,133,403 shares of common stock outstanding held by 174 shareholders.

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

Securities Authorized For Issuance under Equity Compensation Plans

There are no securities authorized for issuance under any equity compensation plans during the fiscal year ended September 30, 2011.

Purchases of Equity Securities by the Issuer and Affiliated Purchases

There were no issuer purchases of our equity securities during the fiscal year ended September 30, 2011.

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

The discussion and financial statements contained herein are for our fiscal year ended September 30, 2011 and September 30, 2010.  The following discussion regarding our financial statements should be read in conjunction with our financial statements included herewith.

Financial Condition as of September 30, 2011

We reported total current assets of $234,378 at September 30, 2011, consisting of accounts receivable, inventory and prepaids.  Total current liabilities reported of $284,636 consisted of $126,256 in accounts payable and accrued liabilities and $158,380 in notes payable.  We had a working capital deficiency of $50,258 at September 30, 2011.

Net Loss increased from $566,153 for the year ended September 30, 2010 to $849,073 at September 30, 2011.

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

On October 28, 2010, we entered into a binding letter of intent with The Red Oak Trust (“Red Oak”) (the “LOI”) in connection with our proposed acquisition of one hundred percent (100%) of the issued and outstanding units of RxAir Industries, LLC, a Nevada limited liability company (“RxAir”), which is wholly owned by Red Oak (the “Acquisition”).  At the closing of the Acquisition, Rx Air became a wholly-owned subsidiary of the Company.  The acquisition was consummated January 24, 2011.

We currently have growing, but limited revenues from operations.  In order to meet our business objectives, we will need to raise additional funds through equity or convertible debt financing.  There can be no assurance that we will be successful in raising additional funds and, if unsuccessful, our plans for expanding operations and business activities may have to be curtailed.  Any attempt to raise funds, through debt or equity financing, would likely result in dilution to existing shareholders.

Cash and Cash Equivalents

As of September 30, 2011, we had cash of $9,519.  As such, we anticipate that we will have to raise additional capital through equity financings to fund our operations and execute our business plan during the next 6 to 12 months.

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

Our management routinely makes judgments and estimates about the effects of matters that are inherently uncertain.  As the number of variables and assumptions affecting the probable future resolution of the uncertainties increase, these judgments become even more subjective and complex.  Our significant accounting policies are discussed in Note 3 to our financial statements for the fiscal year ended September 30, 2011 included in the Form 10-K.  We have identified the following accounting policies, described below, as the most important to an understanding of our current financial condition and results of operations.

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

(f)            Basic and Diluted Loss Per Share.  In accordance with ASC subtopic 260-10 (formerly SFAS No. 128 – “Earnings Per Share”), the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding.  Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  At September 30, 2011 and 2010, we had no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

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

(l)           Concentrations.  Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents.  At September 30, 2011, we had $9,519 U.S. funds in deposit in a business checking account.

44% of our sales for the year ended September 30, 2011 have been accounted for by our three largest customers.  They represent 15%, 15%, and 14% respectively of our total sales.

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

Results of Operations for the Year Ended September 30, 2011 as Compared to the Year Ended September 30, 2010

Sales and Rental Revenue

During the fiscal year ended September 30, 2011, we received gross revenue of $155,749 as compared to $107,703 for the year ended September 30, 2010.  The increase is primarily related to the increase in sales and leasing of units from our new product line, reflecting higher market penetration of our product in the commercial market and in particular in the medical and hospitality industries. 44% of our sales for the year ended September 30, 2011 have been accounted for by our three largest customers.  They represent 15%, 15%, and 14% respectively of our total sales.

Net Income (Loss)

During the fiscal year ended September 30, 2011, our net loss was $849,073 as compared to $566,153 for the year ended September 30, 2010.  The 2011 net loss includes a one-time impairment charge of $245,378, which is associated with the acquisition of RX Air.  The increase in net loss is due to an increase in our general and administrative expenses of $860,349 for the year ended September 30, 2011 as compared to $566,728 for the year ended September 30, 20010 as a result of increased business activity associated with development of our new product line, as well as an increase in interest expense to $64,504 as compared to $22,659 for the year ended September 30, 2010.

General and Administrative Expenses

During the fiscal year ended September 30, 2011, we incurred total expenses of $860,349 as compared to $566,728 for the year ended September 30, 2010. The increase is primarily related to expenses for marketing, office and administration, professional fees, consulting and investor relation costs increased due to an increase business activity associated with development of the new product line and impairment expense. The expenses are as follows:

	September 30, 2011	September 30, 2010
Bad debt	$9,958	$67,500
Depreciation and amortization	670	-
Marketing	53,573	89,541
Office and administration	146,328	58,756
Professional fees	122,112	130,965
Impairment expense	245,378	-
Consulting	255,515	152,924
Investor relations	26,814	67,042
Total	$860,349	$566,728

Bad debts decreased from $67,500 for the year ended September 30, 2010 to $9,958 for the year ended September 30, 2011. The 2010 amount was due to the write off of the receivable from Puravair Distributors LLC that was deemed uncollectible under our Distribution Agreement with Puravair. Such Distribution Agreement was terminated on September 30, 2010.

Depreciation and amortization expense increased from $nil (zero) for the year ended September 30, 2010 to $670 for the year ended September 30, 2011 as the office equipment was sold during 2010 resulting in a net gain of $1,116 and manufacturing equipment was purchased during 2011

Marketing expenses decreased from $89,541 to $53,573, as many of the marketing materials were developed in the year-ago period. Office and administration and consulting expenses increased due to the acquisition of RX Air in January, while Professional fees and Investor relations decreased due to a corporate initiative to dramatically reduce overhead expenses, which took effect March 31, 2011.

Liquidity and Capital Resources

As of September 30, 2011, we had cash of $9,519, and working capital deficiency of $50,258.  During the period ended September 30, 2011, we funded our operations from receipts of sales revenues and proceeds from loans payable.  We have recognized a total of $299,352 in revenues since our inception.  In order to survive, we are dependant on increasing our sales volume.  Additionally, we plan to continue to raise additional equity capital, and believe that this will provide sufficient working capital to fund our operations for at least the next 12 months.  Changes in our operating plans, increased expenses, additional acquisitions, or other events may cause us to seek additional equity or debt financing in the future.

For the period ended September 30, 2011, we used $336,646 in cash flows to fund operating activities as compared to $548,083 for the period ended September 30, 2010.  The decrease is primarily due to significantly lowering our overhead expenses, particularly in the areas of investor relations, legal, and also interest expense. For the period ended September 30, 2011, net cash provided by operating activities reflected $238,500 common stocks issued for services, $245,378 applied as an impairment expense, $3,250 in change in current assets and inventory and used $42,831 in accounts payable and accrued liabilities.

For the period ended September 30, 2011, cash flows used for investing activities was $3,985 due to the purchase of equipment as compared to $3,400 provided for the period ended September 30, 2010 due to the proceeds from the sale of equipment

For the period ended September 30, 2011, cash flows from financing activities was $350,150 from proceeds of loans payable and sale of common shares as compared to $541,864 for the period ended September 30, 2010.

We anticipate that our cash flow will improve as our product shipments ramp up in our second quarter, 2012. Any additional fundings will be equity, or order based, in order to fund the ramp up of existing production, along with the tooling for our new model.

Off-Balance Sheet Arrangements

We presently do not have any off-balance sheet arrangements.

Capital Expenditures

We did not make any capital expenditures in the fiscal year ended September 30, 2010 and spent $3,985 for the purchase of equipment for the fiscal year ended September 30, 2011.

Contractual Obligations

The following table outlines payments due under our significant contractual obligations over the periods shown, exclusive of interest:

	Payments Due by Period
Contract Obligations At September 30, 2011	Total	Less than 1 Year	1-3 years	3-5 years	More than 5 years
Total Debt	$170,711	$158,380	$12,331	$-	$-
Lease Obligations	$32,670	$21,670	$11,000

The above table outlines our obligations as of September 30, 2011 and does not reflect any changes in our obligations that have occurred after that date.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the financial statements, the report of our independent registered public accounting firm, and the notes thereto commencing at page F-1 of this report, which financial statements, report, and notes are incorporated herein by reference. .

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer along with our Principal Financial Officer, of the effectiveness of the design of the our disclosure controls and procedures (as defined by Exchange Act Rule 13a-15(e) and 15d-15(e)) as of the end of our fiscal year pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, our Principal Executive Officer along with our Principal Financial Officer concluded that our disclosure controls and procedures are effective at September 30, 2011 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of September 30, 2011.

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

Changes in Internal Control over Financial Reporting

We have had very limited operations and there were no changes in our internal controls over financial reporting that occurred during the three months ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Directors and Executive Officers

The following table sets forth the names and ages of our current directors and executive officers, the principal offices and positions held by each person:

Person	Age	Position

John J. Lennon	56	President, Treasurer, Chief Executive Officer, Chief Financial Officer, and Director

Roger Nelson	65	Secretary and Director

Dr. Dennis J. Rosen, M.D., FAAP	65	Director

Thomas J. Mahowald	56	Director

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

John J. Lennon, President, Chief Executive Officer, Chief Financial Officer, and Director.  On November 12, 2009, our Board of Directors appointed Mr. John J. Lennon as President, Chief Financial Officer, Treasurer and member of the Board of Directors.  From September 2009 to 2010, Mr. Lennon has served as President, Chief Executive Officer, Chief Financial Officer and Secretary of Far East Wind Power.; from May 30, 2008 to July 7, 2009, as Treasurer, VP of Finance and Director of Brite-Strike Tactical Illumination Products, Inc.; from February 2009 to June 2009, as President, Chief Financial Officer and Secretary of American Petro-Hunter, Inc., from June 2009 to 2011, as Chairman, and Chief Financial Officer of American Petro-Hunter, Inc., and from June 2011 to present, as CFO and director of American Petro Hunter. From May 2009 to October 2009, Mr. Lennon was appointed as President, Chief Financial Officer and Secretary of GC China Turbine Corp.; from March 2009 to 2010, as President, Chief Financial Officer and Secretary of LED Power Group, Inc.; as Treasurer/Director/VP of Finance of US Starcom from 2005-2008.  From 2004 to the present, Mr. Lennon has been President of Chamberlain Capital Partners, which assists companies in the area of maximizing shareholder value through increased sales, cost reduction and refined business strategy.  Mr. Lennon has also assisted companies in obtaining debt financing, private placements or other methods of funding.   On December 31, 2007, Mr. Lennon was appointed Chief Executive Officer, President, Chief Financial Officer, Secretary, Treasurer and director of Explortex Energy Inc., a publicly reporting company, which is a natural resource exploration company engaged in the participation in drilling of oil and gas in the United States.  Mr. Lennon resigned from his positions at Explortex Energy Inc. on June 29, 2009.  From 1987 to 2004, Mr. Lennon served as Senior Vice President of Janney Montgomery Scott, Osterville, MA, Smith Barney and Prudential Bache Securities, managing financial assets for high net worth individuals.

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

Thomas J. Mahowald, Director.  On December 31, 2010, our Board of Directors appointed  Mr. Thomas J. Mahowald as a member of the Board of Directors.  From 2009 to September, 2011, Mr. Mahowald  served as the Vice President, Sales & Marketing of Pike Research Group, a global leader in Cleantech market research.  From 2004 to 2008, Mr. Mahowald served as Principal of Encompass Technology Partners, a business development firm specializing in strategic planning and sales strategy, product branding and  positioning, merchandising, and global sales channel development, including e-commerce.  From 1996 to 2004, Mr. Mahowald served as Vice President of Sales, Major Accounts for International Data Corporation, a global provider of market intelligence, advisory services, and events for the information technology, telecommunications, and consumer technology markets.  Prior to 1996, Mr. Mahowald’s served as Vice President, Sales for Studio Solutions, Inc. from 1991 to 1996; Director of International Marketing for Precision Visuals, Inc. from 1983 to 1991; and International Sales Manager for the Satellite Communication Division of Harris Corporation form 1981 to 1983.  Mr. Mahowald received his M.B.A in International Management from the Thunderbird School of Global Management in 1981 and his B.S. in Finance and Accounting from the University of Colorado at Boulder in 1977.

Significant Employees

As of September 30, 2011, we had 5 full-time employees, and 2 part-time, although we engage contractors as necessary and each of our officers and directors devotes a portion of his and her time to the affairs of our Company.

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

To our knowledge, based solely on our review of the copies of the Section 16(a) reports furnished to us and a review of our shareholders of record for the fiscal year ended September 30, 2011, we believe that each person who, at any time during such fiscal year was a director, officer, or beneficial owner of more than 10% of our common stock, complied with all Section 16(a) filing requirements during such fiscal year except that Mr. John J. Lennon filed one late report on Form 4 relating to the acquisition of shares of our common stock.

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

Compensation Summary

The summary compensation table below shows certain compensation information for services rendered in all capacities to us by our principal executive officer and by each other executive officer whose total annual salary and bonus exceeded $100,000 during the fiscal periods ended September 30, 2011 and September 30, 2010.  Other than as set forth below, no executive officer’s total annual compensation exceeded $100,000 during our last fiscal period.

Summary Compensation Table

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)(2)	Option Awards ($) (f)	Non Equity Incentive Plan Compensation ($) (g)	Non-qualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)		Total ($) (j)
John J. Lennon, President, Treasurer, Chief Executive Officer, Chief Financial Officer, and Director	2011	$78,000	$-0-	$139,000	$-0-	-0-	-0-		$-0-	$217,000

	2010	$78,000	$-0-	$-0-	$-0-	-0-	-0-		$-0-	$78,000

	2009	$-0-	$-0-	$-0-	$-0-	-0-	-0-		$-0-	$-0-

Roger Nelson, Secretary	2011	$-0-	$-0-	$17,000	$-0-	-0-	-0-		$-0-	$17,000-

	2010	$-0-	$-0-	$-0-	$-0-	-0-	-0-		$-0-	$-0-

	2009	$-0-	$-0-	$-0-	$-0-	-0-	-0-		$-0-	$-0-

Tom Mahowald	2011	$-0-	$-0-	$7,000	$-0-	-0-	-0-	$

Dennis Rosen	2011	$-0-	$-0-	$13,000	$-0-	-0-	-0-	$

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

Outstanding Equity Awards at Fiscal 2011 Year-End

None of our named executive officers had any outstanding equity awards as of the fiscal year ended September 30, 2011.

Option Exercises and Vested Stock in Fiscal 2011

None of our named executive officers exercised stock options or had any restricted stock during the fiscal year ended September 30, 2011.

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

Security Ownership Of Certain Beneficial Owners And Management

The following table sets forth, as of  November 15, 2011, the number and percentage of outstanding shares of our common stock owned by (i) each person known to us to beneficially own more than 5% of our outstanding common stock, (ii) each director, (iii) each named executive officer, and (iv) all executive officers and directors as a group.  Share ownership is deemed to include all shares that may be acquired through the exercise or conversion of any other security immediately or within the next 60 days.  Such shares that may be so acquired are also deemed outstanding for purposes of calculating the percentage of ownership for that individual or any group of which that individual is a member.  Unless otherwise indicated, the stockholders listed possess sole voting and investment power with respect to the shares shown.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)	Percent of Class of Common Stock

Directors and Executive Officers
John J. Lennon PO Box 882 Barnstable, Massachusetts 02630	19,350,000	17.85%

Roger Nelson 103 Lawlor Tolland CT 06084	1,900,000	1.75%

Thomas J. Mahowald 1890 Lehigh St. Boulder, CO 80305	1,150,000	1.06%

Dr. Dennis J. Rosen, M.D., FAAP 157 Columbia Dr Amherst, MA 01002	1,100,000	1.0%

All directors and executive officers as a group (4 persons)	23,500,000	21.66%

5% Stockholders
		%

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

Related Party Transactions

During our fiscal year ended September 30, 2011 and the previous fiscal year, there were no transactions with related parties.

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

Director Independence

During fiscal 2011, our Board of Directors has determined, after considering all the relevant facts and circumstances,  that Mr. Roger Nelson, Mr. Thomas J. Mahowald, and Dr. Dennis J. Rosen are independent directors because they have no relationship with us that would interfere with their exercise of independent judgment.  Mr. Lennon is not an independent director of our company because of his past or current position as an executive officer of our company.  There are no family relationships among any of our directors or officers.  We evaluate independence by the standards for director independence established by applicable laws, rules, and listing standards including, without limitation, the standards for independent directors established by The New York Stock Exchange, Inc., The NASDAQ National Market, and the Securities and Exchange Commission.

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

The following table shows the fees paid or accrued by us for the audit and other services provided by Weaver, Martin & Samyn, LLC for the fiscal periods shown.

	September 30, 2011		September 30, 2010
Audit Fees &	$		$
Audit Related Fees		14,500		12,500
Tax Fees		—		—
All Other Fees		—		—
Total		$14,500		$12,500

Audit fees consist of fees billed for professional services rendered for the audit of our financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by the above auditors in connection with statutory and regulatory fillings or engagements

In the absence of a formal audit committee, the full Board of Directors pre-approves all audit and non-audit services to be performed by the independent registered public accounting firm in accordance with the rules and regulations promulgated under the Securities Exchange Act of 1934, as amended.  The Board of Directors pre-approved 100% of the audit, audit-related and tax services performed by the independent registered public accounting firm for the fiscal year ended September 30, 2011.  The percentage of hours expended on the principal accountant’s engagement to audit the Company’s financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees was 0%.

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

UV FLU TECHNOLOGIES, INC.

Date: December 27, 2011	By:	/s/ John J. Lennon
John Lennon
Chief Executive Officer, Chief Financial Officer,
President, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: December 27, 2011	By:	/s/ John J. Lennon
John Lennon
Chief Executive Officer, Chief Financial Officer,
President, and Director

Date: December 27, 2011	By:	/s/ Roger Nelson
Roger Nelson
Secretary and Director

Date: December 27, 2011	By:	/s/ Thomas J. Mahowald
Thomas J. Mahowald
Director

Date: December 27, 2011	By:	/s/ Dr. Dennis J. Rosen
Dr. Dennis J. Rosen, M.D., FAAP
Director

UV FLU TECHNOLOGIES, INC
(A Development Stage Company)
INDEX TO FINANCIAL STATEMENTS

with

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

SEPTEMBER 30, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
WEAVER, MARTIN & SAMYN, LLC

To the Board of Directors and Stockholders
UV Flu Technologies, Inc.
Centerville, Massachusetts

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the consolidated balance sheet of UV Flu Technologies, Inc. (a development stage company) as of September 30, 2011 and 2010 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended and the period of April 4, 2006 (inception) to September 30, 2011.  UV Flu Technologies, Inc.’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of UV Flu Technologies, Inc. as of September 30, 2011 and 2010 and the consolidated results of its operations, stockholders’ equity, and cash flows for the years then ended and the period of April 4, 2006 (inception) to September 30, 2011 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Weaver, Martin & Samyn, LLC

Weaver,  Martin & Samyn, LLC
Kansas City, Missouri
December 27, 2011

UV FLU TECHNOLOGIES, INC
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	September 30, 2011	September 30, 2010

ASSETS

Current Assets
Cash	$9,519	$-
Accounts receivable	3,268	7,404
Inventory	114,407	66,815
Prepaid	107,184	95,908

Total Current Assets	234,378	170,127

Property and Equipment
Equipment, net of accumulated depreciation of $1,297 and $nil	6,685	-

Total Assets	$241,063	$170,127

LIABILITIES

Current Liabilities:
Accounts payable and accrued expenses	$126,256	$149,775
Loans payable (Note 5), net of discounts of $19,966	158,380	541,864

Total Current Liabilities	284,636	691,639

Long term portion of loans payable	$12,331	$-

STOCKHOLDERS’ EQUITY

Capital Stock (Note 6)
Authorized:
150,000,000 common shares, par value $0.001 per share
Issued and outstanding:
83,800,069 common shares at September 30, 2011 and 45,080,000 common shares at September 30, 2010,	83,800	45,080

Additional paid-in capital	1,404,381	128,420

Deficit Accumulated During the Development Stage	(1,544,085)	(695,012)

Total Stockholders’ Equity	(55,904)	(521,512)

Total Liabilities and Stockholders’ Equity	$241,063	$170,127

The accompanying notes are an integral part of these statements.

UV FLU TECHNOLOGIES, INC
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended September 30, 2011	Year Ended September 30, 2010	Cumulative April 4, 2006 (Inception) Through September 30, 2011

Sales and Rental Revenues	$155,749	$107,703	$299,352

Cost of Sales	79,969	85,582	186,171

Gross Profit	75,780	22,121	113,181

Expenses
Bad debt	9,958	67,500	77,458
Depreciation and amortization	670	-	6,734
Marketing	53,573	89,541	162,073
Office and administration	146,328	58,756	245,429
Organizational costs	-	-	1,705
Professional fees	122,112	130,965	331,225
Impairment expense	245,378	-	245,378
Consulting	255,515	152,924	408,439
Investor relations	26,814	67,042	93,856

Total Expenses	860,349	566,728	1,572,297

(Loss) from Operations	(784,569)	(544,607)	(1,459,116)

Other Income (Expense)
Gain on sale of assets	-	1,116	1,116
Interest expense	(64,504)	(22,659)	(87,163)
Gain (Loss) on foreign exchange	-	(3)	1,079

Net (Loss)	$(849,073)	$(566,153)	$(1,544,085)

Basic And Diluted Loss Per Share	$(0.01)	$(0.01)

Weighted Average Number Of Shares Outstanding	58,145,977	45,597,808

The accompanying notes are an integral part of these statements.

UV FLU TECHNOLOGIES, INC
(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND OTHER COMPREHENSIVE
INCOME

				Deficit
				Accumulated	Accumulated
			Additional	during the	Other
	Capital Stock		Paid-in	Development	Comprehensive
	Shares	Amount	Capital	stage	Income (loss)	Total

Inception,
April 4, 2006 - Shares issued for cash at $0.01	1,500,000	$1,500	$13,500	$-	$-	$15,000
September 25, 2006 - Shares issued for cash at $0.01	2,000,000	2,000	18,000	-	-	20,000
Net loss for the period ended September 30, 2006	-	-	-	(1,751)	-	(1,751)

Balance, September 30, 2006	3,500,000	3,500	31,500	(1,751)	-	33,249

September 18, 2007 - Shares issued for cash at $0.10	940,000	940	93,060	-	-	94,000
Net loss for the year ended September 30, 2007	-	-	-	(36,600)	-	(36,849)
					-
Balances, September 30, 2007	4,440,000	4,440	124,560	(38,600)	-	90,400

Net loss for the year ended September 30, 2008	-	-	-	(68,355)	-	(68,355)
Change in other comprehensive income – Foreign currency translation adjustment	-	-	-	-	(840)	(840)
Total comprehensive loss (Memo total)						(69,195)

Balances, September 30, 2008	4,440,000	4,440	124,560	(106,955)	(840)	21,205

Net Loss for the year ended September 30, 2009	-	-	-	(20,828)	-	(20,828)
Change in other comprehensive income – Foreign currency translation adjustment	-	-	-	-	(236)	(236)
Total comprehensive loss (Memo total)						(21,064)

Balances, September 30, 2009	4,440,000	4,440	124,560	(127,783)	(1,076)	141
October 12, 2009 - Shares surrendered and cancelled	(3,500,000)	(3,500)	3,500	-	-	-
November 12, 2009 - Forward split of shares of 32.1	29,140,000	29,140	(29,140)			-
December 16, 2009 - Shares issued for assets	15,000,000	15,000	29,500			44,500
Net Loss or the year ended September 30, 2010				(566,153)		(566,153)
Consolidate - Foreign currency translation adjustment				(1,076)	1,076	-

Balances, September 30, 2010	45,080,000	$45,080	$128,420	$(695,012)	$-	$(521,512)

January 11, 2011 – Shares issued for compensation	1,000,000	1,000	60,000			61,000
January 24, 2011 – Shares issue d in acquisition @0.09	1,500,000	1,500	133,500			135,000
January 24, 2011 – Shares issued for compensation @ $0.09	225,000	225	20,025			20,250
January 24, 2011 – Record BCF on NP			57,500			57,500
February 2, 2011 – Record BCF on NP			21,150			21,150
February 22, 2011 – Shares issued for compensation @ $0.034	1,925,000	1,925	63,525			65,450
February 22, 2011 – Shares issued for cash @ $0.02	450,000	450	8,550			9,000
March 1, 2011 – Conversion of Notes PayableShares issued for debt settlement	9,946,198	9,946	686,288			696,234
May 2, 2011 – Shares issued for cash @ $0.02	2,150,000	2,150	40,850			43,000
June 13, 2011 – Sale of common stock	3,400,000	3,400	30,600			34,000
June 13, 2011 – Shares issued for compensation @ $0.01	2,200,000	2,200	63,800			66,000
August 8, 2011 – Conversion of Notes Payable	8,623,871	8,624	38,398			47,022
August 13, 2011 – Record BCF on Note			15,275			15,275
September 23, 2011 – Shares issued for cash @ $0.006	3,000,000	3,000	15,000	-	-	18,000
September 23, 2011 – Shares issued for compensation	4,300,000	4,300	21,500			25,800
Net Loss for the year ended September 30, 2011				(849,073)		(849,073)

Balances, September 30, 2011	83,800,069	83,800	1,404,381	(1,544,085)	-	(55,904)

The accompanying notes are an integral part of these statements.

UV FLU TECHNOLOGIES, INC
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended September 30, 2011	Year ended September 30, 2010	Cumulative April 4, 2006 (Inception) Through September 30, 2011

Cash Flows from Operating Activities:
Net (loss)	$(849,073)	$(566,153)	$(1,544,085)

Adjustments to Reconcile Net Loss to Net Cash Used by Operating Activities:
Depreciation and amortization	670	-	6,734
Gain on sale of assets	-	(1,116)	(1,116)
Common Stock issued for services	238,500	-	238,500
Impairment expense	245,378	-	245,378
Amortization of beneficial conversion feature	73,959	-	73,959
Changes in current assets and liabilities
Accounts receivable	6,982	(7,404)	(422)
Prepaid	(5,119)	(95,908)	(101,027)
Inventory	(5,113)	(22,315)	(27,428)
Accounts payable and accrued liabilities	(42,831)	144,813	106,944
Net Cash Flows provided by Operating Activities	(336,646)	(548,083)	(1,002,563)

Cash Flows from Investing Activities:
Purchase of equipment	(3,985)	-	(8,856)
Sales proceeds of equipment	-	3,400	3,400
Increase in website development costs	-	-	(3,477)
Net Cash Flows provided by Investing Activities	(3,985)	3,400	(8,933)

Cash Flows From Financing Activity:
Cash acquired in acquisition	677	-	677
Cash paid for in acquisition	(10,000)	-	(10,000)
Proceeds from loans payable, net	255,473	541,864	797,337
Sale of common shares	104,000	-	233,000
Net Cash Flows provided by Financing Activities	350,150	541,864	1,021,014

Net Cash Flows	9,519	(2,819)	9,519

Cash, Beginning Of Period	-	2,819

Cash, End Of Period	$9,519	$-	$9,519

Supplemental Disclosure Of Cash Flow Information
Cash paid for:
Interest	$1,019	$-	$1,019
Income taxes	$-	$-	$-
Inventory acquired through issuance of shares	$-	$44,500	$44,500
Subsidiary acquired through issuance of stock	$135,000		$135,000
Note payable converted to common shares	$743,256		$743,256
Stock issued for compensation	$238,500		$238,500

The accompanying notes are an integral part of these statements.

UV FLU TECHNOLOGIES, INC
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE AND CONTINUANCE OF OPERATIONS

a)	Organization
UV FLU TECHNOLOGIES, INC (referred to herein as “we”, “us”, “our” and similar terms) was incorporated as NORTHWEST CHARIOTS INCORPORATED in the State of Nevada, United States of America, on April 04, 2006.  On November 12, 2009, the Company changed its name from “Northwest Chariots Incorporated” to “UV Flu Technologies, Inc.  The Company year-end is September 30th. We acquired our subsidiary, RxAir Industries, LLC, on January 31, 2011.  The consolidated financial statements as of September 30, 2011 contain the accounts and activities of UV Flu Technologies, Inc. and RxAir Industries, LLC. All intercompany accounts and transactions have been eliminated in consolidation.

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

Our accompanying financial statements have been prepared in conformity with GAAP, which contemplates our continuation as a going concern.  In addition, at September 30, 2011, we had incurred losses of $1,544,085, and have working capital deficit of $50,258.  These matters raise substantial doubt about our ability to continue as going concern.  In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon our ability to meet our financing requirements, raise additional capital, and the success of our future operations.  There is no assurance that future capital raising plans will be successful in obtaining sufficient funds to assure our eventual profitability.  While management believes that actions planned and presently being taken to revise our operating and financial requirements provide the opportunity for us to continue as a going concern, there is no assurance the actions will be successful.  In addition, recent events in worldwide capital markets may make it more difficult for us to raise additional equity or debt capital.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Inventories are stated at the lower of cost or market, with cost being determined using the first-in first-out method.  Inventory as of September 30, 2011 consists of $81,145 of finished goods and $33,262 of raw materials. Inventory as of September 30, 2010 consisted of $66,815 of finished goods and no raw materials.

d)	Property and Equipment
Property and equipment is stated at cost, and is depreciated over estimated useful lives using primarily the straight line method for financial reporting purposes.  Useful lives range from 3 to 5 years.  We evaluate equipment at least annually for impairment.  As of September 30, 2011 and 2010, no impairment was needed.

e)	Advertising
Advertising costs are expensed as in accordance with ASC subtopic 720-35 (formerly SOP 93-7).

f)	Basic and Diluted Loss Per Share
In accordance with ASC subtopic 260-10 (formerly SFAS No. 128 – “Earnings Per Share”), the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding.  Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  At September 30, 2011 and 2010, we had no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

44% of our sales for the year ended September 30, 2011 have been accounted for by our three largest customers. They represent 15%, 15% and 14% respectively of our total sales, respectively.

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

UV FLU TECHNOLOGIES, INC
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	LOANS PAYABLE

At September 30, 2011 and 2010, the Company had unrelated third party loans payable totaling $170,711and $541,864, net of discounts of $19,966 and $0, respectively. Interest expense relating to these notes was $64,504 and $22,659 for the year ended September 30, 2011and 2010, respectively.  The loans bear interest at rates from 6.5% to 10% per annum.  All notes are due on demand except one note in the amount of $16,677 as of September 30, 2011.  This note matures in October of 2014.  The long-term portion of this note is $12, 331.  As of September 30, 2011, $147,500 of the loans payable are convertible to common stock at 50% of the five day average market price prior to conversion.  $19,000 is convertible at $.006 per share which was the market price on the day the loan was made.

During the year ended September 30, 2011, the Company borrowed loans payable with conversion features that were less than market price on the date the loans were made.  This created beneficial conversion features at the date of the loans were valued at $93,925 and recorded as a discount to the related notes payable.  These beneficial conversion features will be amortized over the life of the loans using the interest method.  As of September 30, 2011, $73, 959 has been amortized into expense and $19,966 remains in discount to the notes payable.

6.	COMMON STOCK

Our authorized common stock consists of 150,000,000 shares with a par value of $0.001 per share.

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

On January 20 2011, we issued 1,000,000 shares of common stock to the directors of the Company in lieu of payment for their services.  The shares given were valued at the current market price of $.061 per share for a total consideration of $61,000

On February 9, 2011, we issued 1,500,000 shares of common stock in the acquisition of RxAir Industries, LLC. The shares issued were valued at the current market price on the date of acquisition of $135,000 ($.09 per share).  See note 10.

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

On February 22, 2011, we issued 450,000 shares of common stock of the Company at a price of $0.02 for cash totaling $9,000

On February 25, 2011, we issued 9,946,198 shares of common stock at a price of $0.07 in settlement of $696,234 of convertible debt.

On May 2, 2011, we issued 2,150,000 shares of common stock at a price of $.02 for cash totaling $43,000.

On June 7, 2011, we issued 3,400,000 shares of common stock in the Company at a price of $.01 for cash totaling  $34,000.

On June 7, 2011, we issued 2,200,000 shares of common stock as compensation for services performed for $66,000.

On June 23, 2011, the Company approved a vote authorizing an increase in the number of shares authorized from 75 to 150 million shares.

From August 8, 2011, to September 28, 2011, we converted $45,000 of notes, along with $2,022 of accrued interest, into 8,623,871 shares of common stock, at an average cost of $.0054.

On September 22, 2011, we issued 3,000,000 shares of common stock for cash totaling $18,000.

On September 22, 2011, we issued a total of 4,300,000 shares were issued as compensation, all at a cost of $.006 per share for $25,800.

As of September 30, 2011 and September 30, 2010, there are no outstanding options or warrants.

7.	INCOME TAXES

We are subject to U.S.income taxes.  Substantially all operations prior to September 30, 2009 were in Canada.  Substantially all operations during the period ending September 30, 2010 and 2011 and going forward will be in the United States.

Deferred income taxes arise from temporary timing differences in the recognition of income and expenses for financial reporting and tax purposes.  Our deferred tax assets consist entirely of the benefit from net operating loss (“NOL”) carry-forwards.  The NOL carry-forwards expire in 2028.  Our deferred tax assets are offset by a valuation allowance due to the uncertainty of the realization of the NOL carry-forwards.  NOL carry-forwards may be further limited by a change in our ownership, other provisions of the tax laws, and because we have never filed income tax returns.

The provision for refundable Federal income tax, using an effective tax rate of thirty-four percent (34%), consists of the following:

	Year Ended September 30, 2011	Year Ended September 30, 2010
Refundable Federal income tax attributable to:
Current operations	$(289,000)	$(192,000)
Change in deferred tax valuation allowance	289,000	192,000
Net refundable amount	-	-

UV FLU TECHNOLOGIES, INC
(A Development Stage Company)
NOTES TO  FINANCIAL STATEMENTS

7.	INCOME TAXES (cont’d)

The cumulative tax effect at the expected rate of thirty-four percent (34%) of significant items comprising our net deferred tax amount is as follows:

	September 30, 2011	September 30, 2010
Deferred tax asset attributable to:
Net operating loss carryover	$398,000	$236,000
Less: Valuation allowance	(398,000)	(236,000)
Net deferred tax asset	-	-

At September 30, 2011, we had an unused Canadian NOL carryover of approximating $128,859 that is available to offset future taxable income in Canada; it expires the beginning in 2026. At September 30, 2011, we have unused NOL carryover of approximately $1,169,848 that is available to offset future taxable income in the U.S., it expires beginning in 2030. These U.S. NOL’s may be limited because we have not filed income tax returns for the current period or any previous periods.

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

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of September 30, 2011:

	Level 1	Level 2	Level 3	Fair Value
Cash	$9,519	$-	$-	$9,519
Accounts receivable	-	3,268	-	3,268
Accounts payable	-	126,256	-	126,256
Notes Payable	-	170,711	-	170,711

FAIR VALUE MEASUREMENTS (cont’d)

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of September 30, 2010:

	Level 1	Level 2	Level 3	Fair Value
Cash	$-	$-	$-	$-
Accounts receivable	-	7,404	-	7,404
Accounts payable	-	149,775	-	149,775
Notes Payable	-	541,864	-	541,864

9.	COMMITMENTS

The Company entered into two leases for its main business locations as of September 30, 201.  The first lease calls for payments of $900 to $1,000 per month from August 15, 2010 to August 14, 2013.  The second lease calls for payments of $1,460 per month from May 1, 2011 to April 30, 2012.  The minimum future payments under these leases are $21,670 for the year ended September 30, 2012 and $11,000 for the year ended September 30, 2013.  Rent expense was $24,020 and $4,200 for the years ended September 30, 2011 and 2010, respectively.

10.	ACQUISITION OF RXAIR INDUSTRIES, LLC, RELATED GOODWILL IMPAIRMENT, AND PROFORMAS

In January of 2011, the Company acquired RxAir Industries, LLC (RxAir).  Our consolidated financial statements for the year ended September 30, 2011 includes the financial results of RxAir from the date of the acquisition to September 30, 2011.  The company paid $10,000 in cash, $115,000 in the form of a note payable, and issued 1,500,000 shares of common stock, which was valued at $135,000 based on the closing market price on the date of the agreement of $0.09, for a total purchase price of $260,000.  The following table accounts for the purchase price, the assets acquired and the subsequent goodwill:

Tangible assets acquired, net of liabilities assumed	$14,622
Goodwill	245,378
Total purchase price paid	$260,000

The Company then reviewed the goodwill for impairment.  Due to no historical proven track record of cash flows generated by RxAir, the goodwill was fully impaired and $245,378 of impairment expense was recorded during the year ended September 30, 2011.

Pro forma financial statements
The unaudited pro forma consolidated statement of operations for years ended September 30, 2011 and 2010 combine the historical results of UV Flu Technologies, Inc. and the unaudited pro forma results of RxAir and gives effect to the acquisition as if it had occurred on October 1, 2009.  Pro forma adjustments have been made related to impairment of goodwill.  The pro forma consolidated results do not purport to be indicative of results that would have occurred had the acquisition been in effect for the periods presented, nor do they claim to be indicative of the results that will be obtained in the future, and do not include any adjustments for cost savings or other synergies achieved in the consolidations of the companies:

	2011	2010
Net Revenues	$174,525	$269,945
Net Income (loss)	(625,714)	(590,136)
Net (loss) per share-basic and fully diluted	$(0.01)	$(0.01)

11.	SUBSEQUENT EVENTS

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date the financial statements were issued.

On October 3, 2011, the Board of Directors of UV Flu approved a resolution calling for a shareholder vote, in order to increase the number of shares authorized from 150 million to 200 million, while at the same time, initiating a reverse split of the Company’s shares, at a ratio of 1:4. The vote was approved October 24, 2011, and the reverse is now going through the Finra approval process.

In October of 2011, the Company was notified that an investor group had purchased the $115,000 note from Red Oak Trust, and was converting the note and $3,000 of accrued interest into19,666,663 shares of the common stock of the Company. The shares would be held in escrow upon issuance.  As of the date of this filing, the appropriate paperwork has not been received and no shares have been issued.

In October of 2011, a total of 8,916,666 common shares were issued to Chamberlain Capital, and their designees, for forgiveness of $55,602, in consulting fees payable as of  September 30, 2011, and an additional reduction of $12,000 in consulting fees from the quarter ended December 31, 2011..

Also in October of 2011, an additional 19,416,667 shares were issued for various consulting services, including 4,166,667, to PAID Inc. for website and fulfillment services, 2,250,000 to Chamberlain Capital in lieu of cash compensation, and the remaining 13,000,000 for various consulting services.