Form 10-Q
period 2011-12-31
UV FLU TECHNOLOGIES INC
filed 2012-02-16
CIK 1385310

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2011

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

☐	Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer (Do not check if smaller reporting company)	☒	Smaller Reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes   ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 14, 2012
Common stock, $.001 par value	33,180,015

UV FLU TECHNOLOGIES, INC.

FORM 10-Q

December 31, 2011

INDEX

PAGE
PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)	2

Condensed Consolidated Balance Sheets as of December 31, 2011 (Unaudited) and December 31, 2010 (Audited)	2

Condensed Consolidated Statements of Operations for the three-month period ended December 31, 2011 and 2010 and for the period from April 4, 2006 (inception) to December 31, 2011 (Unaudited)	3

Condensed Consolidated Statements of Cash Flows for the three-month periods ended December 31, 2011 and 2010 and for the period from April 4, 2006 (inception) to December 31, 2011 (Unaudited)	4

Notes to Condensed Financial Statements	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3. Quantitative and Qualitative Disclosures About Market Risk	16

Item 4. Controls and Procedures	16

PART II—OTHER INFORMATION

Item 1. Legal Proceedings	17

Item 1A. Risk Factors	17

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3. Defaults Upon Senior Securities	17

Item 4. Reserved	17

Item 5. Other Information	17

Item 6. Exhibits	17

Signatures	18

Certification
Exhibit 31.1
Exhibit 31.2
Exhibit 32

FORWARD-LOOKING STATEMENTS

This Report on Form 10-Q contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward-looking statements included in this report. Such statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” or similar terms, variations of such terms or the negative of such terms. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements. Such statements address future events and conditions concerning, among others, capital expenditures, earnings, litigation, regulatory matters, liquidity and capital resources and accounting matters. Actual results in each case could differ materially from those anticipated in such statements by reason of factors such as future economic conditions, changes in consumer demand, legislative, regulatory and competitive developments in markets in which we operate, results of litigation and other circumstances affecting anticipated revenues and costs, and the risk factors set forth under the heading “Risk Factors” in our Annual report on Form 10-K for the fiscal year ended September 30, 2011, filed on December 19, 2011.

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

PART I—FINANCIAL INFORMATION

 Item 1.  Consolidated Financial Statements.

UV FLU TECHNOLOGIES, INC

(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2011 (unaudited)	September 30, 2011 (audited)

ASSETS

Current Assets
Cash	$7,796	$9,519
Accounts receivable	19,535	3,268
Inventory	108,440	114,407
Prepaid	104,359	107,184

Total Current Assets	240,131	234,378

Equipment, net of depreciation of $1,663 and $1,297 as of December 31, 2011and September 30, 2011, respectively	6,492	6,685

Total Assets	$246,623	$241,063

LIABILITIES

Current Liabilities:
Accounts payable and accrued expenses	$86,025	$126,256
Notes payable – current portion, net of discount of $8,486 at December 31, 2011 and $19,966 at September 30, 2011 (Note 5)	138,406	158,380

Total Current Liabilities	224,431	284,636

Long term portion of loan payable	11,245	12,331

Total Liabilities	235,676	296,967

STOCKHOLDERS’ EQUITY

Common Stock (Note 6)
Authorized:
200,000,000 shares, par value $0.001 per share
Issued and outstanding:
132,720,065 shares at December 31, 2011 and 83,800,069 shares at September 30, 2011	132,720	83,800

Additional paid-in capital	1,676,261	1,404,381

Deficit Accumulated During the Development Stage	(1,798,034)	(1,544,085))

Total Stockholders’ Equity	(10,947)	(55,904))

Total Liabilities and Stockholders’ Equity	$246,623	$241,063

The accompanying notes are an integral part of these statements.

UV FLU TECHNOLOGIES, INC

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	Three months ended December 31, 2011	Three months ended December 31, 2010		Cumulative April 4, 2006 (Inception) Through December 31, 2011

Sales and Rental Revenues	$31,082		$6,267	$330,434

Cost of Sales	14,224		5,276	200,395

Gross Profit	16,858		991	130,039

Expenses
Bad debt	-		-	77,458
Depreciation and amortization	366		-	7,100
Marketing	3,733		18,807	165,806
Office and administration	56,767		33,412	302,196
Organizational costs	-		-	1,705
Professional fees	54,298		40,327	385,523
Consulting	140,898		21,890	549,337
Impairment Expense	-		-	245,378
Investor relations	-		24,778	93,857

Total Expenses	256,062		139,214	1,828,360

(Loss) from Operations	(239,205)		(138,223)	(1,698,321)

Other Income (Expense)
Gain on sale of assets	-			1,116
Interest expense	(14,745)		(10,580)	(101,908)
Gain (Loss) on foreign exchange	-			1,079

Net (Loss)	$(253,949)		$(148,803)	$(1,798,034)

Basic And Diluted Loss Per Share	$(0.00)	$	Nil

Weighted Average Number Of Shares Outstanding	130,775,450		45,080,000

The accompanying notes are an integral part of these statements.

UV FLU TECHNOLOGIES, INC

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Three months ended December 31, 2011	Three months ended December 31, 2010	Cumulative April 4, 2006(Inception) Through December 31, 2011

Cash Flows from Operating Activities:
Net (loss)	$(253,949)	$(148,803)	$(1,798,034)

Adjustments to Reconcile Net Loss to Net Cash Used by Operating Activities:
Depreciation and amortization	366	-	7,100
Gain on sale of assets	-	-	(1,116)
Impairment expense	-	-	245,378
Stock issued for compensation	109,300	-	347,800
Stock issued for debt settlement	206,500	-	206,500
Amortization of beneficial conversion feature	11,480	-	85,439
Changes in current assets and liabilities
Accounts receivable	(16,267)	310	(16,689)
Prepaid	2,825	(3,367)	(98,202)
Inventory	5,967	1,812	(21,461)
Accounts payable and accrued liabilities	(40,233)	(26,278)	66,713
Net Cash Flows provided by Operating Activities	25,989	(176,326)	(976,572)

Cash Flows from Investing Activities:
Cash acquired in acquisition	-	-	677
Cash paid for acquisition	-	-	(10,000)
Purchase of equipment	(172)	-	(9,029)
Sales proceeds of equipment	-	-	3,400
Increase in website development costs	-	-	(3,477)
Net Cash Flows provided by Investing Activities	(172)	-	(18,429)

Cash Flows From Financing Activity:
Proceeds from notes payable	(32,540)	187,608	764,797
Sale of common shares	5,000	-	238,000
Net Cash Flows provided by Financing Activities	(27,540)	187,608	1,002,797

Net Cash Flows	(1,723)	11,282	7,796

Cash, Beginning Of Period	9,519	-	-

Cash, End Of Period	$7,796	$10,763	$7,796

Supplemental Disclosure Of Cash Flow Information
Cash paid for:
Interest	$14,724	$-	$15,743
Income tax	$-	$-	$-

Inventory acquired through issuance of stock	$-	$-	44,500
Subsidiary acquired through issuance of stock	$-	$-	135,000
Debt converted to shares	$206,500	-	949,756
Stock issued for compensation	$109,300	-	347,800

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

The Company approved a 1 for 4 reverse stock split on January 20, 2012. No adjustments have been made to the presentation of stock in these financial statements as of December 31, 2011.

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

Our accompanying consolidated financial statements have been prepared in conformity with GAAP, which contemplates our continuation as a going concern.  However, we have minimal business operations to date.  In addition, at December 31, 2011, we had incurred losses of $1,798,034 since inception, and have working capital of $15,700.  These matters raise substantial doubt about our ability to continue as going concern.  In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon our ability to meet our financing requirements, raise additional capital, and the success of our future operations.  There is no assurance that future capital raising plans will be successful in obtaining sufficient funds to assure our eventual profitability.  While management believes that actions planned and presently being taken to revise our operating and financial requirements provide the opportunity for us to continue as a going concern, there is no assurance the actions will be successful.  In addition, recent events in worldwide capital markets may make it more difficult for us to raise additional equity or debt capital.

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

Inventories are stated at the lower of cost or market, with cost being determined using the first-in first-out method.  Inventories consist of purchased goods held for resale. As at December 31, 2011 we had $76,287 of finished goods and $32,153 in raw materials.  As of September 30, 2011, we had $81,145 of finished goods and $33,262 of raw materials.  Inventory is reviewed for obsolescence at the end of each reporting period.  There was no obsolete inventory as of December 31, 2011 and September 30, 2011.

d)	Property and Equipment

Property and equipment is stated at cost, and is depreciated over estimated useful lives using primarily the straight line method for financial reporting purposes.  Useful lives range from 3 to 5 years.  We evaluate equipment at least annually for impairment.  Maintenance and repairs are charged to expense as incurred. Depreciation for the three months ended December 31, 2011 and 2010 was $366 and $0, respectively.

e)	Advertising

Advertising costs are expensed as in accordance with ASC subtopic 720-35 (formerly SOP 93-7).

f)	Basic and Diluted Loss Per Share

In accordance with ASC subtopic 260-10 (formerly SFAS No. 128 – “Earnings Per Share”), the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding.  Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  At December 31, 2011 and 2010, we had no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

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

Cash is comprised of cash on hand and demand deposits. Cash equivalents include short-term highly liquid investments with original maturities of three months or less that are readily convertible to known amounts of cash and which are subject to an insignificant risk of change in value. There were no cash equivalents as of December 31, 2011 and September 30, 2010.

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

Accounts receivable are carried on a gross basis, with no discounting, less an allowance for doubtful accounts. We estimate the allowance for doubtful accounts based on existing economic conditions, the financial conditions of the customers, and the amount and the age of past due accounts.  Receivables are considered past due if full payment is not received by the contractual due date.  Past due accounts are generally written off against the allowance for doubtful accounts only after all collection attempts have been exhausted.  There is no collateral held by us for accounts receivable.  There was no allowance for doubtful accounts as of December 31, 2011 or September 30, 2011.

3.	SIGNIFICANT ACCOUNTING POLICIES (cont’d)

o)	Impairment of long-lived assets

The Company reviews its long-lived assets periodically to determine potential impairment by comparing the carrying value of the long-lived assets with the estimated future cash flows expected to result from the use of the assets, including cash flows from disposition. Should the sum of the expected future cash flows be less than the carrying value, the Company would recognize an impairment loss. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the long-lived assets and intangibles.  The Company recognized $nil of impairment expense in the three months ended December 31, 2011. See Note 4 for further details.

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

On January 31, 2011, the Company completed the acquisition of RxAir pursuant to the Acquisition Agreement.  At the closing of the acquisition, RxAir became a wholly-owned subsidiary of the Company.  The purchase price consisted of: (a) $125,000, consisting of: (i) $10,000 previously paid upon the execution of the letter of intent between the Company and Red Oak regarding the acquisition transaction, and (ii) $115,000 payable via a convertible note due on October 24, 2011; and (b) 1,500,000 shares of common stock of the Company issuable to Red Oak. The shares issued were valued at $135,000, the current market price on the date of acquisition for a total consideration of $260,000. The liabilities assumed exceeded the value of the assets acquired by $8,378 at the date of acquisition therefore $268,378 of Goodwill was recorded. The Goodwill was evaluated and it was determined that the carrying value of the Goodwill exceeded expected future cash flows and the Goodwill was impaired. $268,378 of impairment expense has been recognized in the year ended September 31, 2010.

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

During the three months ended December 31, 2011, $206,500 of notes payable was converted into common stock at various rates ranging from $0.006 to $0.03 per share for a total of 31,083,329 shares. At December 31, 2011, the Company had unrelated third party notes payable totaling $149,651 (September 30, 2011 - $170,711) net of discounts of $8,486 and includes interest payable of $10,580.  Interest expense relating to these notes was $14,724 and $0 for the three months ended December 31, 2011 and 2010, respectively. The following table details the terms of the notes payable:

Loan Amount	Current Portion	Interest Rate	Penalty Rate	Due Date
$32,500	$32,500	8%	22%	May 31, 2012
100,000	100,000	6%	-	On demand
15,590	4,346	6%	-	October 12, 2014

The current portion of these notes payable was $138,406 and $158,380 as of December 31, 2011 and September 30, 2011, net of discounts of $8,486 and $19,966, respectively. The long term portion of these notes payable was $11,245 and $12,331 as of December 31, 2011 and September 30, 2011, respectively

During the year ended September 30, 2011, loans were issued with beneficial conversion features. These beneficial conversion features were valued at $93925 and a discount to the note payable was recorded. This discount will be amortized into interest expense using the interest method over the remaining lives of the notes. During the year ended September 30, 2011, $11,480 was amortized into interest expense and $8,486 remains as the unamortized discount as of December 31, 2011.

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

On October 3, 2011, the Company approved a vote authorizing an increase in the number of shares authorized from 150 to 200 million shares. The Company also authorized a shareholder vote to approve the Company’s common stock to undergo a reverse stock split, on a ratio of 1:4. The reverse split was approved by shareholder vote and was officially done on January 20, 2012. The share numbers in this Q have not been adjusted for the reverse split.

On October 3, 2011, the Company approved the conversion of a $115,000 convertible note, with $3,000 of attached interest, for a total of $118,000, into 19,666,663 shares of common stock at $.006 per share.

On October 4, 2011, the Company issued 13,000,000 shares at a price of $.006, for consulting services.

On October 4, 2011, the Company issued 4,166,667 shares of the Company at $.006 for consulting services related to website, warehousing and fulfillment.

On October 4, 2011, the Company issued 4,666,666 shares of common stock at $.009, for forgiveness of $42,102.25 in consulting fees due, and 2,250,000 shares of common stock at $.006 for forgiveness of $13,500 in consulting fees due.

On October 4, 2011, the Company issued 4,250,000 shares of common stock for compensation amounting to $25,500.

On December 29, 2011, the Company issued 250,000 shares of common stock at $.02, for an investment of $5,000, 420,000 shares of common stock at $.015, as reimbursement for $6,305 of travel expenses, and 250,000 shares at $.03, for conversion of a $7,500 promissory note dated February 2, 2011.

As of December 31, 2011 and September 30, 2011, there are no outstanding options or warrants.

UV FLU TECHNOLOGIES, INC

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.	INCOME TAXES

We are subject to US income taxes.  To date, we have accumulated losses of approximately $1,605,965 and therefore have paid no income tax.  We expect tax rates in the US to be approximately 34%.  Substantially all operations prior to September 30, 2009 were in Canada.  Substantially all operations during year ending September 30, 2012 and going forward are in the United States.

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

The provision for refundable Federal income tax, using an effective tax rate of thirty-four percent (34%), consists of the following:

	Three months ended December 31, 2011	Year ended September 30, 2011
Refundable Federal income tax attributable to:
Current operations	$(86,000)	$(289,000)
Change in deferred tax valuation allowance		289,000
Net refundable amount	86,000-	-

The cumulative tax effect at the expected rate of thirty-four percent (34%) of significant items comprising our net deferred tax amount is as follows:

	December 31, 2011	September 30, 2011
Deferred tax asset attributable to:
Net operating loss carryover	$485,000	$398,000
Less: Valuation allowance	(485,000)	(398,000)
Net deferred tax asset	-	-

At December 31, 2011, we had an unused Canadian NOL carryover of approximating $128,859 that is available to offset future taxable income in Canada; it expires the beginning in 2026. At December 31, 2011, we had unused NOL carryover of approximately $1,400,000 that is available to offset future taxable income in the U.S., it expires beginning in 2030.

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

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of December 31, 2011:

	Level 1	Level 2	Level 3	Fair Value
Cash	$7,796	$-	$-	$7,796
Accounts receivable	-	19,535	-	19,535
Accounts payable	-	86,025	-	86,025
Notes Payable	-	138,406	-	138,406

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of September 30, 2011:

	Level 1	Level 2	Level 3	Fair Value
Cash	$9,519-	$-	$-	$ 9,519-
Accounts receivable	-	3,268	-	3,268
Accounts payable	-	126,256	-	126,256
Notes Payable	-	170,711	-	170,711

UV FLU TECHNOLOGIES, INC

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.	COMMITMENTS

The company entered into two leases for its main business locations as of September 30, 2011. The first lease calls for payments of $900 to $1,000 per month from August 15, 2010 to August 14, 2013. The second lease calls for payments of $1,460 per month from May 1, 2011 to April 30, 2012. The minimum future payments under these leases are $21,670 for the year ended September 30,2 012 and $11,000 for the year ended September 30, 2013

Rent expense for the three months ended December 31, 2011 and year ended September 30, 2011 was $7,740 and $24,020, respectively

10.	SUBSEQUENT EVENTS

In preparing these financial statements, the Company evaluates events and transactions for potential recognition or disclosure through the date the financial statements were issued. The following items were noted:

On January 20, 2012, the Company enacted a reverse stock split on the common shares of the Company, at a ratio of one share for every four.

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

Results of Operations

The following discussion of the financial condition, results of operations, cash flows and changes in our financial position should be read in conjunction with our audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011 filed on December 27, 2011.

Results of Operations for the three months ended December 31, 2011 as compared to the three months ended December 31, 2010

During the three months ended December 31, 2011, we received gross revenue of $31,082 as compared to $6,267 for the three months ended December 31, 2010.

For the three months ended December 31, 2011 and December 31, 2010, we incurred a loss of $253,949 and $148,803 respectively.

Results of Operations for the Three months ended December 31, 2011 as Compared to the Three months ended December 31, 2010

Sales and Rental Revenue

During the three months ended December 31, 2011, we received gross revenue of $31,082 as compared to $6,267 for the three months ended December 31, 2010.  The increase is primarily related to the increase in sales and leasing of units from our new product line, along with sales to the Hospital segment, resulting from the acquisition of RX Air Industries in January 2011. The results don’t fully reflect the strides the Company has made in building a platform for significant growth. The sales from last year were primarily from the sale to one particular distributor of the old inventory. That distributor was terminated September 30, 2010 for non-performance. The Company has since identified three huge markets for its products, and has taken steps to pursue each.

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

We have also begun shipments to a major furniture chain in the Northeast, who will sell our product direct to their customer base, particularly in conjunction with new mattress and bedding sets. We will not place our product through chain stores, or over the internet, as we want to maintain our pricing, and support our distributor network.

We have designed a lower cost unit for the residential marketplace, that we feel will be the best product in the market, and will incorporate our technology with an advanced filter medium. We feel next year the demand for that product internationally could be significant.

Net Income (Loss)

During the three months ended December 31, 2011, our net loss was $253,949 as compared to $148,803 for the three months ended December 31, 2010.  The increase in net loss is due to an increase in our general and administrative expenses of $256,062 for the three months ended December 31, 2011 as compared to $139,214 for the three months ended December 31, 2010 as a result of increased business activity associated with development of our new product line, as well as an increase in interest expense of $14,745 as compared to $10,580 for the three months ended December 31, 2010.

General and Administrative Expenses

During the three months ended December 31, 2011, we incurred total expenses of $256,062 as compared to $139,214 for the three months ended December 31, 2010.  The increase is primarily related to expenses for marketing, office and administration, professional fees, consulting and investor relation costs increased due to an increase business activity associated with development of the new product line.   The increases in these particular expenses are as follows:

	December 31, 2011	December 31, 2010
Marketing	$3,733	18,807
Office and administration	56,767	33,412
Professional fees	54,298	40,327
Consulting	140,898	21,890
Depreciation	366	-
Investor relations	-	24,778
Total	$256,062	139,214

Depreciation and amortization expense was $366 for the three months ended December 31, 2011 and $nil for the three months ended December 31, 2010 as the Company acquired manufacturing equipment with the acquisition of the new subsidiary.

Expenses or other cash flows in this period may not be indicative of future periods as we are in the early development stage.

Liquidity and Capital Resources

As of December 31, 2011, we had cash of $7,796, and working capital of $15,700.  During the period ended December 31, 2011, we funded our operations from receipts of sales revenues, proceeds from loans payable and sale of shares.  We have recognized a total of $330,434 in revenues since our inception and incurred $764,797 in net notes payable.  In order to survive, we are dependent on increasing our sales volume.  Additionally, we plan to continue further financings and believe that this will provide sufficient working capital to fund our operations for at least the next 12 months.  Changes in our operating plans, increased expenses, additional acquisitions, or other events may cause us to seek additional equity or debt financing in the future.

For the three months ended December 31, 2011, $25,989 in cash flows was provided from operating activities as compared to $176,326 that was used to fund operating activities for the period ended December 31, 2010.  The decrease is primarily due to an increase in our general and administrative expenses for the three months ended December 31, 2011 as compared to the three months ended December 31, 2010 as a result of the increased costs associated with running and upgrading our Dallas, Tx RX Air subsidiary. For the period ended December 31, 2011, net cash used by operating activities reflected $7,475 in changes in current assets and inventory, and we used $40,231 in accounts payable and accrued liabilities.

For the period ended December 31, 2011 cash flows used for investing activities was $173 cash paid for the purchase of equipment as compared to $nil (zero) for the period ended December 31, 2010.

For the three months ended December 31, 2011, cash flows used for financing activities was $27,540 compared to $187,608 of cash inflow for the period ended December 31, 2010. $32,540 was used to pay notes payable and $5,000 proceeds from the sale of common shares for the three month period ending December 31, 2011 compared to $nil and $nil respectively the three months ending December 31, 2010.

We anticipate that our cash requirements will be significant in the near term due to contemplated development, purchasing, marketing and sales of our air purification technologies and products.  Accordingly, we expect to continue raise capital through share offering and sales to fund current operations.

Off-Balance Sheet Arrangements

We presently do not have any off-balance sheet arrangements.

Capital Expenditures

We did not make any capital expenditures in the three months ended December 31, 2011.

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

There were no changes in our internal controls over financial reporting that occurred during the three months ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

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

UV FLU TECHNOLOGIES, INC

Date: February 16, 2012	By:	/s/ John J. Lennon
	Name:	John J. Lennon
	Title:	President, Chief Executive Officer and
Chief Financial Officer

