Form 10-Q
period 2012-03-31
UV FLU TECHNOLOGIES INC
filed 2012-05-17
CIK 1385310

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2012

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

☐	Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer (Do not check if smaller reporting company)	☒	Smaller Reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes   ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 14, 2012
Common stock, $.001 par value	44,095,897

UV FLU TECHNOLOGIES, INC.

FORM 10-Q

March 31, 2012

INDEX

PAGE
PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)	3

Condensed Consolidated Balance Sheets as of March 31, 2012 (Unaudited) and September 30, 2011 (Audited)	3

Condensed Consolidated Statements of Operations for the six-month period ended March 31, 2012 and 2011 and for the period from April 4, 2006 (inception) to March 31, 2012 (Unaudited)	4

Condensed Consolidated Statements of Operations for the three-month period ended March 31, 2012 and 2011 (Unaudited)	5

Condensed Consolidated Statements of Cash Flows for the six-month periods ended March 31, 2012 and 2011 and for the period from April 4, 2006 (inception) to March 31, 2012 (Unaudited)	6

Notes to Condensed Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3. Quantitative and Qualitative Disclosures About Market Risk	21

Item 4. Controls and Procedures	21

PART II—OTHER INFORMATION

Item 1. Legal Proceedings	22

Item 1A. Risk Factors	22

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3. Defaults Upon Senior Securities	22

Item 4. Reserved	22

Item 5. Other Information	22

Item 6. Exhibits	22

Signatures	23

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

PART I—FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements.

UV FLU TECHNOLOGIES, INC

(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2012 (unaudited)	September 30, 2011 (audited)

ASSETS

Current Assets
Cash	$1,201	$9,519
Accounts receivable	16,270	3,268
Inventory	84,553	114,407
Prepaid	115,468	107,184

Total Current Assets	217,493	234,378

Equipment, net of depreciation of $2,029 and $1,297 as of December 31, 2011and September 30, 2011, respectively	6,126	6,685

Total Assets	$223,618	$241,063

LIABILITIES

Current Liabilities:
Accounts payable and accrued expenses	$101,352	$126,256
Notes payable – current portion, net of discount of $0 at March 31, 2012 and $19,966 at September 30, 2011 (Note 5)	134,558	158,380

Total Current Liabilities	235,910	284,636

Long term portion of loan payable	10,158	12,331

Total Liabilities	246,068	296,967

STOCKHOLDERS’ EQUITY (Deficit)

Common Stock (Note 6)
Authorized:
50,000,000 shares, par value $0.001 per share
Issued and outstanding:
34,630,015 shares at March 31, 2012 and 20,950,017 shares at September 31, 2011	34,630	20,950

Additional paid-in capital	1,968,351	1,467,231

Deficit Accumulated During the Development Stage	(2,025,431)	(1,544,085))

Total Stockholders’ Equity	(22,450)	(55,904))

Total Liabilities and Stockholders’ Equity (Deficit)	$223,618	$241,063

The accompanying notes are an integral part of these statements.

UV FLU TECHNOLOGIES, INC

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	Six months ended March 31, 2012	Six months ended March 31, 2011	Cumulative April4, 2006 (Inception) Through March 31, 2012

Sales and Rental Revenues	$55,082	$49,207	$354,434

Cost of Sales	44,951	30,436	231,122

Gross Profit	10,131	18,771	123,312

Expenses
Bad debt	-	-	77,458
Depreciation and amortization	732	152	7,466
Marketing	7,040	70,572	169,113
Office and administration	106,668	57,972	352,097
Organizational costs	-	-	1,705
Professional fees	182,772	78,120	513,997
Consulting	159,098	178,690	263,578
Impairment Expense	-	268,378	549,337
Investor relations	-	51,160	93,857

Total Expenses	456,310	705,044	2,028,608

(Loss) from Operations	(446,179)	(686,273)	(1,905,296)

Other Income (Expense)
Income from Debt Settlement	12,159	-	12,159
Gain on sale of assets	-	-	1,116
Interest expense	(47,326)	(41,557)	(134,489)
Gain (Loss) on foreign exchange	-	-	1,079

Net (Loss)	$(481,346)	$(727,830)	$(2,025,431)

Basic And Diluted Loss Per Share	$(0.01)	$(0.06)

Weighted Average Number Of Shares Outstanding	33,191,884	12,078,744

The accompanying notes are an integral part of these statements.

UV FLU TECHNOLOGIES, INC

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	Three months ended March 31, 2012	Three months ended March 31, 2011

Sales and Rental Revenues	$24,000	$42,940

Cost of Sales	30,727	25,160

Gross Profit	(6,727)	17,780

Expenses
Bad debt	-	-
Depreciation and amortization	366	152
Marketing	3,307	51,765
Office and administration	49,901	24,560
Organizational costs	-	-
Professional fees	128,474	37,793
Consulting	18,200	156,800
Impairment Expense	-	268,378
Investor relations	-	26,382

Total Expenses	200,248	565,830

(Loss) from Operations	(206,975)	(548,050)

Other Income (Expense)
Income from Debt Forgiveness	12,159
Gain on sale of assets	-
Interest expense	(32,581)	(30,977)
Gain (Loss) on foreign exchange	-

Net (Loss)	$(227,397)	$(579,027)

Basic And Diluted Loss Per Share	$(0.01)	$(0.05)

Weighted Average Number Of Shares Outstanding	33,689,906	12,887,488

The accompanying notes are an integral part of these statements.

UV FLU TECHNOLOGIES, INC

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Six months ended March 31, 2012	Six months ended March 31, 2011	Cumulative April 4, 2006(Inception) Through March 31, 2012

Cash Flows from Operating Activities:
Net (loss)	$(481,346)	$(727,830)	$(2,025,431)

Adjustments to Reconcile Net Loss to Net Cash Used by Operating Activities:
Depreciation and amortization	732	152	7,466
Gain on sale of assets	-	-	(1,116)
Impairment expense	-	268,378	245,378
Debt Forgiveness	(12,159)		(12,159)
Stock issued for compensation	203,800	146,700	442,300
Stock issued for debt settlement	206,500	-	206,500
Amortization of beneficial conversion feature	19,966	17,478	93,925
Changes in current assets and liabilities
Accounts receivable	(13,002)	(9,546)	(13,424)
Prepaid	(8,284)	(2,663)	(109,311)
Inventory	29,853	8,840	2,425
Accounts payable and accrued liabilities	(24,904)	28,583	82,042
Net Cash Flows provided by Operating Activities	(78,844)	(269,908)	(1,081,405)

Cash Flows from Investing Activities:
Cash acquired in acquisition	-	677	677
Cash paid for acquisition	-	(10,000)	(10,000)
Purchase of equipment	(173)	-	(9,030)
Sales proceeds of equipment	-	-	3,400
Increase in website development costs	-	-	(3,477)
Net Cash Flows provided by Investing Activities	(173)	(9,323)	(18,430)

Cash Flows From Financing Activity:
Proceeds from notes payable	(33,801)	280,632	763,536
Sale of common shares	104,500	9,000	337,500
Net Cash Flows provided by Financing Activities	70,699	289,632	1,101,036

Net Cash Flows	(8,318)	10,401	1,201

Cash, Beginning Of Period	9,519	-	-

Cash, End Of Period	$1,201	$10,401	$1,201

Supplemental Disclosure Of Cash Flow Information
Cash paid for:
Interest	$32,581	$381	$48,324
Income tax	$-	$-	$-

Inventory acquired through issuance of stock	$-	$-	44,500
Subsidiary acquired through issuance of stock	$-	$135,000	135,000
Debt converted to shares	$206,500	696,234	949,756
Stock issued for compensation	$203,800	-	354,700

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

The Company approved a 1 for 4 reverse stock split on January 20, 2012. All stock amounts herein have been retroactively adjusted for the stock split.

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

Our accompanying consolidated financial statements have been prepared in conformity with GAAP, which contemplates our continuation as a going concern.  However, we have minimal business operations to date.  In addition, at March 31, 2012, we had incurred losses of $2,025,431 since inception, and have working capital deficit of $18,417.  These matters raise substantial doubt about our ability to continue as going concern.  In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon our ability to meet our financing requirements, raise additional capital, and the success of our future operations.  There is no assurance that future capital raising plans will be successful in obtaining sufficient funds to assure our eventual profitability.  While management believes that actions planned and presently being taken to revise our operating and financial requirements provide the opportunity for us to continue as a going concern, there is no assurance the actions will be successful.  In addition, recent events in worldwide capital markets may make it more difficult for us to raise additional equity or debt capital.

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

Inventories are stated at the lower of cost or market, with cost being determined using the first-in first-out method.  Inventories consist of purchased goods held for resale. As at March 31, 2012 we had $56,278 of finished goods and $28,275 in raw materials.  As of September 30, 2011, we had $81,145 of finished goods and $33,262 of raw materials.  Inventory is reviewed for obsolescence at the end of each reporting period.  There was no obsolete inventory as of March 31, 2012 and September 30, 2011.

d)	Property and Equipment

Property and equipment is stated at cost, and is depreciated over estimated useful lives using primarily the straight line method for financial reporting purposes.  Useful lives range from 3 to 5 years.  We evaluate equipment at least annually for impairment.  Maintenance and repairs are charged to expense as incurred. Depreciation for the six months ended March 31, 2012 and 2011 was $732 and $152, respectively.

e)	Advertising

Advertising costs are expensed as in accordance with ASC subtopic 720-35 (formerly SOP 93-7).

f)	Basic and Diluted Loss Per Share

In accordance with ASC subtopic 260-10 (formerly SFAS No. 128 – “Earnings Per Share”), the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding.  Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  At March 31, 2012 and 2011, we had no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

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

Cash is comprised of cash on hand and demand deposits. Cash equivalents include short-term highly liquid investments with original maturities of three months or less that are readily convertible to known amounts of cash and which are subject to an insignificant risk of change in value. There were no cash equivalents as of March 31, 2012 and September 30, 2011.

l)	Concentrations

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents.

m)	Recent Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update No 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”. The amendments result in common fair value measurement and disclosure requirements in U.S. generally accepted accounting principles (GAAP) and International Financial Reporting Standards (IFRSs), and do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices. The amendments in this update are effective during interim and annual periods beginning after December 15, 2011. Adoption of the new requirements did not have an effect on the Company’s financial position, results of operations or cash flow.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, “Comprehensive Income (topic 220): Presentation of Comprehensive Income”. In this update, FASB eliminated the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments require that all non-owner changes in equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments in this update are effective for fiscal years, and interim periods within these years, beginning after December 15, 2011. Adoption of the new requirement did not have an effect on the Company’s financial position, results of operations or cash flow.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

International Financial Reporting Standards:

In November 2008, the Securities and Exchange Commission (“SEC”) issued for comment a proposed roadmap regarding potential use of financial statements prepared in accordance with International financial Reporting Standards (“IFRS”) as issued by the International Accounting Standards Board. Under the proposed roadmap, the Company would be required to prepare financial statements in accordance with IFRS in fiscal year 2014, including comparative information also prepared under IFRS for fiscal 2013 and 2012. The Company is currently assessing the potential impace of IFRS on its financial statements and will continue to follow the proposed roadmap for future developments.

n)	Accounts receivable

Accounts receivable are carried on a gross basis, with no discounting, less an allowance for doubtful accounts. We estimate the allowance for doubtful accounts based on existing economic conditions, the financial conditions of the customers, and the amount and the age of past due accounts.  Receivables are considered past due if full payment is not received by the contractual due date.  Past due accounts are generally written off against the allowance for doubtful accounts only after all collection attempts have been exhausted.  There is no collateral held by us for accounts receivable.  There was no allowance for doubtful accounts as of March 31, 2012 or September 30, 2011.

3.	SIGNIFICANT ACCOUNTING POLICIES (cont’d)

o)	Impairment of long-lived assets

The Company reviews its long-lived assets periodically to determine potential impairment by comparing the carrying value of the long-lived assets with the estimated future cash flows expected to result from the use of the assets, including cash flows from disposition. Should the sum of the expected future cash flows be less than the carrying value, the Company would recognize an impairment loss. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the long-lived assets and intangibles.  The Company recognized $nil and $268,378 of impairment expense in the six months ended March 31, 2012 and 2011. See Note 4 for further details.

4.	ASSET ACQUISITION

On December 16, 2009, the Company entered into an Asset Purchase Agreement with AmAirpure, Inc., a related party, whereby the Company acquires certain of their assets relating to the design, development, and manufacture of technology and products including air purification systems.  The agreement resulted in the issuance of 15,000,000 (reverse split shares: 3,750,000) shares of common stock of the Company. The assets acquired included inventory, valued at sellers cost of $44,500, and a patent valued at $nil.  The shares given were valued at the fair market value of the assets acquired.

On January 31, 2011, the Company completed the acquisition of RxAir pursuant to the Acquisition Agreement.  At the closing of the acquisition, RxAir became a wholly-owned subsidiary of the Company.  The purchase price consisted of: (a) $125,000, consisting of: (i) $10,000 previously paid upon the execution of the letter of intent between the Company and Red Oak regarding the acquisition transaction, and (ii) $115,000 payable via a convertible note due on October 24, 2011; and (b) 375,000 shares of common stock of the Company issuable to Red Oak. The shares issued were valued at $135,000, the current market price on the date of acquisition for a total consideration of $260,000. The liabilities assumed exceeded the value of the assets acquired by $8,378 at the date of acquisition therefore $268,378 of Goodwill was recorded. The Goodwill was evaluated and it was determined that the carrying value of the Goodwill exceeded expected future cash flows and the Goodwill was impaired. $268,378 of impairment expense has been recognized in the year ended September 31, 2011.

The acquisition included a consulting agreement and the issuance of 300,000 (reverse split shares: 75,000) shares of common stock of the Company to each of three key personnel of RxAir, such issuance contingent upon their continued active involvement with RxAir and issuable to each as follows: (i) 75,000 (reverse split shares: 18,750) shares on the closing date of the acquisition, (ii) 75,000 (reverse split shares: 18,750) shares 6 months after the closing date of the acquisition, and (iii) 150,000 (reverse split shares: 37,500) shares 12 months after the closing date of the acquisition. The shares given as of the closing date were valued at the current market price on the date of acquisition of $.09 (reverse split $: $0.36) per share for a total consideration of $6,750. The remaining shares will be expensed as they vest and are issued.

5.	NOTES PAYABLE

During the six months ended March 31, 2012, $206,500 of notes payable was converted into common stock at various rates ranging from $0.006 to $0.03 ($0.024 to $0.12 post split)per share for a total of 31,083,329 (reverse split shares: 7,770,832.25) shares. At March 31, 2012, the Company had unrelated third party notes payable totaling $144,716 (September 30, 2011 - $190,677) net of discounts of $19,966 and includes interest payable of $10,690.  Interest expense relating to these notes was $47,326 and $41,557 for the six months ended March 31, 2012 and 2011, respectively.

The current portion of these notes payable was $134,558 and $158,380 as of March 31, 2012 and September 30, 2011, net of discounts of $0 and $19,966, respectively. The long term portion of these notes payable was $10,158 and $12,331 as of March 31, 2012 and September 30, 2011, respectively

During the year ended September 30, 2011, loans were issued with beneficial conversion features. These beneficial conversion features were valued at $93,925 and a discount to the note payable was recorded. This discount will be amortized into interest expense using the interest method over the remaining lives of the notes. During the six months ended March 31, 2012 and 2011, $19,966 and $17,478, respectively, was amortized into interest expense and $nil remains as the unamortized discount as of March 31, 2012.

UV FLU TECHNOLOGIES, INC

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.	COMMON STOCK

Our authorized common stock consists of 50,000,000 shares with a par value of $0.001 per share.

On April 04, 2006, we issued 12,000,000 shares of common stock at a price of $0.04 for cash totaling $15,000.

On November 25, 2006, we issued 16,000,000 shares of common stock at a price of $0.04 for cash totaling $20,000.

On September 18, 2007, we issued 7,520,000 shares of common stock at a price of $0.40 for cash totaling $94,000.

On October 12, 2009, 28,000,000 shares of common stock were surrendered 13and cancelled.

On November 12, 2009, a forward split 32:1 was approved and enacted.

On December 16, 2009, we issued 3,750,000 shares of common stock for assets purchased. See note 4.

On January 20 2011, we issued 250,000 shares of common stock to the directors of the Company in lieu of payment for their services. The shares given were valued at the current market price of $.244 per share for a total consideration of $61,000

On February 9, 2011, we issued 375,000 shares of common stock in the acquisition of RxAir Industries, LLC. The shares issued were valued at the current market price on the date of acquisition of $135,000 ($.36 per share). See note 4.

On February 9, 2011, we issued 56,250 shares of common stock to three key Rx Air personnel as for consulting services related to the acquisition of RxAir Industries, LLC. The shares given were valued at the current market price on the date of acquisition of $.36 per share for a total consideration of $20,250. See note 4

On February 22, 2011, we issued 437,500 shares of common stock to directors for consulting services to the Company. The shares given were valued at the current market price of $.136 per share for a total consideration of $59,500.

On February 22, 2011, we issued 43,750 shares of common stock to consultants for consulting and marketing services to the Company. The shares given were valued at the current market price of $.136 per share for a total consideration of $5,950

On February 22, 2011, we issued 112,500 shares of common stock of the Company at a price of $0.08 for cash totaling $9,000

On February 25, 2011, we issued 2,486,549 shares of common stock at a price of $0.28 in settlement of $696,234 of convertible debt.

On May 2, 2011, we issued 537,500 shares of common stock at a price of $.08 for cash totaling $43,000.

On June 7, 2011, we issued 850,000 shares of common stock in the Company at a price of $.04, and we issued 550,000 shares of common stock as compensation for services performed.

On June 23, 2011, the Company approved a vote authorizing an increase in the number of shares authorized from 18.75 to 37.5 million shares.

On October 3, 2011, the Company approved a vote authorizing an increase in the number of shares authorized from 37.5 to 50 million shares. The Company also authorized a shareholder vote to approve the Company’s common stock to undergo a reverse stock split, on a ratio of 1:4. The reverse split was approved by shareholder vote and was officially done on January 20, 2012. The share numbers in this Q have been retroactively adjusted for the reverse split.

On October 3, 2011, the Company approved the conversion of a $115,000 convertible note, with $3,000 of attached interest, for a total of $118,000, into 4,916,665 shares of common stock at $.024 per share.

On October 4, 2011, the Company issued 3,250,000 shares at a price of $.024, for consulting services.

On October 4, 2011, the Company issued 1,041,666 shares of the Company at $.024 for consulting services related to website, warehousing and fulfillment.

On October 4, 2011, the Company issued 1,166,666.50 shares of common stock at $.036, for forgiveness of $42,102.25 in consulting fees due, and 562,500 shares of common stock at $.024 for forgiveness of $13,500 in consulting fees due.

On October 4, 2011, the Company issued 1,062,500 shares of common stock for compensation amounting to $25,500.

On December 29, 2011, the Company issued 62,500 shares of common stock at $.08, for an investment of $5,000, 105,000 shares of common stock at $.06, as reimbursement for $6,305 of travel expenses, and 62,500 shares at $.12, for conversion of a $7,500 promissory note dated February 2, 2011.

On January 20, 2012, the Company enacted a 1:4 reverse stock split of its common shares.

The Company’s authorized shares were adjusted from 200 million pre-split, to 50 million shares authorized after the split.

On February 28, 2012, the Company sold 893,750 common shares for total consideration of $99,500.

On February 28, 2012, the Company issued 100,000 common shares as compensation with a market value of $.18, and 56,250, with a market value of $.08, for consulting services.

The Company issued 400,000 common shares to the Red Oak Trust, at a market value of $.18, as consideration for full release of all anti-dilution shares.

As of March 31, 2012 and September 30, 2011, there are no outstanding options or warrants.

UV FLU TECHNOLOGIES, INC

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.	INCOME TAXES

We are subject to US income taxes.  To date, we have accumulated losses of approximately $1,651,194 and therefore have paid no income tax.  We expect tax rates in the US to be approximately 34%.  Substantially all operations prior to September 30, 2009 were in Canada.  Substantially all operations during year ending September 30, 2009 and going forward are in the United States.

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

The provision for refundable Federal income tax, using an effective tax rate of thirty-four percent (34%), consists of the following:

	Six months ended March 31, 2012	Year ended September 30, 2011
Refundable Federal income tax attributable to:
Current operations	$(163,000)	$(289,000)
Change in deferred tax valuation allowance	163,000	289,000
Net refundable amount	0	-

The cumulative tax effect at the expected rate of thirty-four percent (34%) of significant items comprising our net deferred tax amount is as follows:

	March 31, 2012	September 30, 2011
Deferred tax asset attributable to:
Net operating loss carryover	$561,000	$398,000
Less: Valuation allowance	(561,000)	(398,000)
Net deferred tax asset	-	-

At March 31, 2012, we had an unused Canadian NOL carryover of approximating $128,859 that is available to offset future taxable income in Canada; it expires the beginning in 2026. At March 31, 2012, we had unused NOL carryover of approximately $1,650,000 that is available to offset future taxable income in the U.S., it expires beginning in 2030.

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

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of March 31, 2012:

	Level 1	Level 2	Level 3	Fair Value
Cash	$1,201	$-	$-	$1,201
Accounts receivable	-	16,270	-	16,270
Accounts payable	-	101,352	-	101,352
Notes Payable	-	144,716	-	144,716

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of September 30, 2011:

	Level 1	Level 2	Level 3	Fair Value
Cash	$9,519-	$-	$-	$9,519-
Accounts receivable	-	3,268	-	3,268
Accounts payable	-	126,256	-	126,256
Notes Payable	-	170,711	-	170,711

UV FLU TECHNOLOGIES, INC

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.	COMMITMENTS

The company entered into two leases for its main business locations as of September 30, 2011. The first lease calls for payments of $900 to $1,000 per month from August 15, 2010 to August 14, 2013. The second lease calls for payments of $1,460 per month from May 1, 2011 to April 30, 2012. The minimum future payments under these leases are $21,670 for the year ended September 30, 2012 and $11,000 for the year ended September 30, 2013

Rent expense for the six months ended March 31, 2012 and year ended September 30, 2011 was $15,370 and $24,020, respectively

10.	SUBSEQUENT EVENTS

In preparing these financial statements, the Company evaluates events and transactions for potential recognition or disclosure through the date the financial statements were issued. The following items were noted:

The Company issued 2,779,214 common shares for a cash investment of $121,162, along with 820,000 shares for consulting.

On May 4, 2012, the Company issued 5,866,668 of its common shares in reference to a stock purchase agreement dated October 3, 2011, which converts $108,000, or all of the outstanding convertible notes of the Company, along with cash of $32,800.

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

Effective November 15, 2009, we acquired AmAirpure Inc.’s air purification technology, product, inventory, and certain equipment pursuant to an Asset Purchase Agreement with AmAirpure, Inc.  We issued 3,750,000 shares of our common stock to shareholders of AmAirpure in connection with the asset acquisition.  Additionally, on November 25, 2009, we entered into a Distribution Agreement with Puravair Distributors LLC (“Puravair”) where we appointed Puravair as our exclusive master distributor for our Viratech UV-400 product and our other products for the professional, medical, and commercial markets in the U.S. and Canada.  On September 30, 2010, we terminated our Distribution Agreement with Puravair and began adding new distributors, which totaled five as of year end.

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

We currently have limited revenues from operations.  We have begun marketing and distributing our products and expect to conduct some targeted direct selling in the next several months.  In order to meet our business objectives, we will need to raise additional funds through equity or order-based financing. There can be no assurance that we will be successful in raising additional funds and, if unsuccessful, our plans for expanding operations and business activities may have to be curtailed.  Any attempt to raise funds, through debt or equity financing, would likely result in dilution to existing shareholders.

On January 20, 2012, the Company effected a 1:4 reverse stock split of its common shares.

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

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  We believe certain critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.  A description of our critical accounting policies is set forth in our Annual Report on Form 10-K for the year ended September 30, 2011.  As of, and for the six months ended March 31, 2012, there have been no material changes or updates to our critical accounting policies.

Results of Operations

The following discussion of the financial condition, results of operations, cash flows and changes in our financial position should be read in conjunction with our audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011 filed on March 31, 2012.

Results of Operations for the six months ended March 31, 2012 as compared to the six months ended March 31, 2011

During the six months ended March 31, 2012, we received gross revenue of $55,082 as compared to $49,207 for the six months ended March 31, 2011.

For the six months ended March 31, 2012 and March 31, 2011, we incurred a loss of $481,346 and $727,830 respectively.

Results of Operations for the Six months ended March 31, 2012 as Compared to the Six months ended March 31, 2011

Sales and Rental Revenue

During the six months ended March 31, 2012, we received gross revenue of $55,082 as compared to $49,207 for the six months ended March 31, 2012.  The increase is primarily related to the increase in sales of units from our new product line, along with sales to the Hospital segment, resulting from the acquisition of RX Air Industries in January 2011. The results don’t fully reflect the strides the Company has made in building a platform for significant growth. The Company has since identified three huge markets for its products, and has taken steps to pursue each.

The Hospitality space, which includes Hotels, as well as Salons and Spas, is being pursued with a new program launched in August, called ABC “Purity +” Rooms, where Hotels are actually given the purifiers at no up-front capital costs. Rooms in the program are disinfected and deodorized, and with the placement of Viratech UV400’s in every room, the rooms can charge a premium rate, for being free from “Allergans, Bacteria, and other Contaminants.” Additional premium revenues charged for the program are split with the hotel property.

The Medical space, we are pursuing through our RX Air platform, and the International market we are just beginning to ship product. We have signed major distributors in India and Tunisia, who have placed several orders, and we have been approved for sale in hospitals in India, China, and the U.S. We are actively negotiating with multiple companies for distribution in China and the Mideast. We also have a new distributor who plans on initiating sales in three European countries in the second half of this year.

Domestically, our plan is to have 6 distributors selling our RX line by June. We are completing the design of a new HEPA air filter, the RX-4000, which will have a metal cabinet that can be wall-mounted, quieter, with a smaller footprint, that we think can be a huge seller for commercial applications internationally and in the U.S.

We have also begun shipments to a major furniture chain in the Northeast, who will sell our product direct to their customer base, particularly in conjunction with new mattress and bedding sets. The full launch with commercials is scheduled for the first week in May. We will follow this up with National television spots in June. We will not place our product through chain stores, or over the internet, as we want to maintain our pricing, and support our distributor network.

We have designed a lower cost unit for the residential marketplace, that we feel will be the best product in the market, and will incorporate our technology with an advanced filter medium. We feel next year the demand for that product internationally could be significant.

Net Income (Loss)

During the six months ended March 31, 2012, our net loss was $481,346 as compared to $727,830 for the six months ended March 31, 2011.  The decrease in net loss is due to an decrease in our impairment expenses of $nil for the six months ended March 31, 2012 as compared to $268,378 for the six months ended March 31, 2011 as a result of increased business activity associated with development of our new product line, as well as a decrease in marketing expense of $7,040 as compared to $70,572 for the six months ended March 31, 2011.

General and Administrative Expenses

During the six months ended March 31, 2012, we incurred total operating expenses of $456,310 as compared to $705,044 for the six months ended March 31, 2011.  The decrease is primarily related to expenses for marketing, consulting, impairment expense and investor relation costs increased due to an increase business activity associated with development of the new product line.   The changes in these particular expenses are as follows:

	March 31, 2012	March 31, 2011
Marketing	$7,040	70,572
Office and administration	106,668	57,972
Professional fees	182,772	78,120
Consulting	159,098	178,690
Depreciation	732	152
Impairment Expense		268,378
Investor relations	-	51,160
Total	$456,310	705,044

Depreciation and amortization expense was $732 for the six months ended March 31, 2012 and $152 for the six months ended March 31, 2011 as the Company acquired manufacturing equipment with the acquisition of the new subsidiary.

Expenses or other cash flows in this period may not be indicative of future periods as we are in the early development stage.

Liquidity and Capital Resources

As of March 31, 2012, we had cash of $1,201, and working capital deficit of $18,417.  During the period ended March 31, 2012, we funded our operations from receipts of sales revenues, proceeds from loans payable and sale of shares.  We have recognized a total of $354,434 in revenues since our inception and incurred $763,536 in net notes payable.  In order to survive, we are dependent on increasing our sales volume.  Additionally, we plan to continue further financings and believe that this will provide sufficient working capital to fund our operations for at least the next 12 months.  Changes in our operating plans, increased expenses, additional acquisitions, or other events may cause us to seek additional equity or debt financing in the future.

For the six months ended March 31, 2012, $78,844 in cash outflows was used from operating activities as compared to $269,908 that was used to fund operating activities for the period ended March 31, 2011.  The decrease is primarily due to lower general and administrative expenses for the six months ended March 31, 2012 as compared to the six months ended March 31, 2011 primarily due to lower costs associated with running and upgrading our Dallas, Tx RX Air subsidiary. For the period ended March 31, 2012, net cash used by operating activities reflected $8,566 in changes in current assets and inventory, and we used $24,904 in accounts payable and accrued liabilities.

For the period ended March 31, 2012 cash flows used for investing activities was $173 cash paid for the purchase of equipment as compared to $nil (zero) for the period ended March 31 2011.

For the six months ended March 31, 2012, cash inflows from financing activities was $70,699 compared to $289,632 of cash inflows for the period ended March 31, 2011.

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

Capital Expenditures

We did not make any significant capital expenditures in the six months ended March 31, 2012.

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

There were no changes in our internal controls over financial reporting that occurred during the three months ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

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

UV FLU TECHNOLOGIES, INC

Date: May 15, 2012	By:	/s/ John J. Lennon
	Name:	John J. Lennon
	Title:	President, Chief Executive Officer and Chief Financial Officer

