Form 10-Q
period 2012-06-30
UV FLU TECHNOLOGIES INC
filed 2012-08-14
CIK 1385310

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2012

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

☐	Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer (Do not check if smaller reporting company)	☒	Smaller Reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes   ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 7, 2012
Common stock, $.001 par value	45,209,238

UV FLU TECHNOLOGIES, INC.

FORM 10-Q

June 30, 2012

INDEX

PAGE
PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)	2

Condensed Consolidated Balance Sheets as of June 30, 2012 (Unaudited) and September 30, 2011 (Audited)	2

Condensed Consolidated Statements of Operations for the nine-month period ended June 30, 2012 and 2011 and for the period from April 4, 2006 (inception) to June 30, 2012 (Unaudited)	3

Condensed Consolidated Statements of Operations for the three-month period ended June 30, 2012 and 2011 (Unaudited)	4

Condensed Consolidated Statements of Cash Flows for the nine-month periods ended June 30, 2012 and 2011 and for the period from April 4, 2006 (inception) to March 31, 2012 and June 30, 2011(Unaudited)	5

Notes to Condensed Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3. Quantitative and Qualitative Disclosures About Market Risk	18

Item 4. Controls and Procedures	18

PART II—OTHER INFORMATION

Item 1. Legal Proceedings	19

Item 1A. Risk Factors	19

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3. Defaults Upon Senior Securities	19

Item 4. Reserved	19

Item 5. Other Information	19

Item 6. Exhibits	19

Signatures	20

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

PART I—FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements.

UV FLU TECHNOLOGIES, INC

(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2012 (unaudited)	September 30, 2011 (audited)

ASSETS

Current Assets
Cash	$31,683	$9,519
Accounts receivable	67,831	3,268
Inventory	137,726	114,407
Prepaid	66,040	107,184

Total Current Assets	303,280	234,378

Equipment, net of depreciation of $2,395 and $1,297 as of June 30, 2011 and September 30, 2011, respectively	6,044	6,685

Total Assets	$309,324	$241,063

LIABILITIES

Current Liabilities:
Accounts payable and accrued expenses	$82,958	$126,256
Notes payable – current portion, net of discount of $0 at June 30, 2012 and $19,966 at September 30, 2011 (Note 5)	40,930	158,380

Total Current Liabilities	123,888	284,636

Long term portion of loan payable	9,072	12,331

Total Liabilities	132,960	296,967

STOCKHOLDERS’ EQUITY (Deficit)

Common Stock (Note 6)
Authorized:
50,000,000 shares, par value $0.001 per share
Issued and outstanding:
45,209,238 shares at June 30, 2012 and 20,950,017 shares at September 31, 2011	45,209	20,950

Additional paid-in capital	2,387,033	1,467,231

Deficit Accumulated During the Development Stage	(2,255,878)	(1,544,085)

Total Stockholders’ Equity	176,364	(55,904)

Total Liabilities and Stockholders’ Equity (Deficit)	$309,324	$241,063

The accompanying notes are an integral part of these statements.

UV FLU TECHNOLOGIES, INC

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	Nine months ended June 30, 2012	Nine months ended June 30, 2011	Cumulative April4, 2006 (Inception) Through June 30, 2012

Sales and Rental Revenues	$147,618	$129,146	$446,970

Cost of Sales	97,325	62,351	283,496

Gross Profit	50,293	66,795	163,474

Expenses
Bad debt	-	-	77,458
Depreciation and amortization	1,098	319	7,832
Marketing	39,405	86,743	201,478
Office and administration	186,032	114,199	431,461
Organizational costs	-	-	1,705
Professional fees	315,088	133,743	646,313
Consulting	191,898	253,690	296,378
Impairment Expense	-	268,378	549,337
Investor relations	-	50,565	93,857

Total Expenses	733,521	907,637	2,305,819

(Loss) from Operations	(683,228)	(840,842)	(2,142,345)

Other Income (Expense)
Income from Debt Settlement	23,381	-	23,381
Gain on sale of assets	-	-	1,116
Interest expense	(51,947)	(70,111)	(139,110)
Gain (Loss) on foreign exchange	-	-	1,079

Net (Loss)	$(711,794)	$(910,953)	$(2,255,878)

Basic And Diluted Loss Per Share	$(0.01)	$(0.02)

Weighted Average Number Of Shares Outstanding	36,030,829	53,722,791

The accompanying notes are an integral part of these statements.

UV FLU TECHNOLOGIES, INC

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	Three months ended June 30, 2012	Three months ended June 30, 2011

Sales and Rental Revenues	$92,536		$79,939

Cost of Sales	52,374		31,915

Gross Profit	40,162		48,024

Expenses
Bad debt	-		-
Depreciation and amortization	366		167
Marketing	32,365		16,171
Office and administration	79,363		56,227
Organizational costs	-		-
Professional fees	132,316		55,623
Consulting	32,800		74,999
Impairment Expense	-		-
Investor relations	-		(595)

Total Expenses	277,211		202,592

(Loss) from Operations	(237,048)		(154,568)

Other Income (Expense)
Income from Debt Forgiveness	11,223
Gain on sale of assets	-
Interest expense	(4,622)		(28,554)
Gain (Loss) on foreign exchange	-

Net (Loss)	$(230,447)		$(183,122)

Basic And Diluted Loss Per Share	$(0.01)	$	Nil

Weighted Average Number Of Shares Outstanding	41,708,717		64,538,420

The accompanying notes are an integral part of these statements.

UV FLU TECHNOLOGIES, INC

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine months ended June 30, 2012	Nine months ended June 30, 2011	Cumulative April 4, 2006(Inception) Through June 30, 2012

Cash Flows from Operating Activities:
Net (loss)	$(711,794)	$(910,953)	$(2,255,878)

Adjustments to Reconcile Net Loss to Net Cash Used by Operating Activities:
Depreciation and amortization	1,098	318	7,832
Gain on sale of assets	-	-	(1,116)
Impairment expense	-	268,378	245,378
Debt Forgiveness	(23,381)		(23,381)
Stock issued for compensation	344,564	212,700	583,065
Stock issued for debt settlement	322,700	-	336,064
Amortization of beneficial conversion feature	19,966	43,695	93,925
Changes in current assets and liabilities
Accounts receivable	(64,562)	(35,169)	(64,985)
Prepaid	41,144	(6,172)	(59,883)
Inventory	(23,319)	20,381	(50,747)
Accounts payable and accrued liabilities	(43,299)	29,760	63,647
Net Cash Flows provided by Operating Activities	(136,882)	(377,062)	(1,126,080)

Cash Flows from Investing Activities:
Cash acquired in acquisition	-	677	677
Cash paid for acquisition	-	(10,000)	(10,000)
Purchase of equipment	(457)	(947)	(9,314)
Sales proceeds of equipment	-	-	3,400
Increase in website development costs	-	-	(3,477)
Net Cash Flows provided by Investing Activities	(457)	(10,270)	(18,714)

Cash Flows From Financing Activity:
Proceeds from notes payable	(117,294)	307,507	680,044
Sale of common shares	276,797	86,000	496,433
Net Cash Flows provided by Financing Activities	159,503	393,507	1,176,477

Net Cash Flows	22,164	6,175	31,683

Cash, Beginning Of Period	9,519	-	-

Cash, End Of Period	$31,683	$6,175	$31,683

Supplemental Disclosure Of Cash Flow Information
Cash paid for:
Interest	$51,948	$765	$139,111
Income tax	$-	$-	$-

Inventory acquired through issuance of stock	$-	$-	44,500
Subsidiary acquired through issuance of stock	$-	$135,000	135,000
Debt converted to shares	$322,700	696,234	336,064
Stock issued for compensation	$344,564	146,700	583,065

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

Our accompanying consolidated financial statements have been prepared in conformity with GAAP, which contemplates our continuation as a going concern.  However, we have minimal business operations to date.  In addition, at June 30, 2012, we had incurred losses of $2,255,878 since inception, and have working capital $179,392.  These matters raise substantial doubt about our ability to continue as going concern.  In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon our ability to meet our financing requirements, raise additional capital, and the success of our future operations.  There is no assurance that future capital raising plans will be successful in obtaining sufficient funds to assure our eventual profitability.  While management believes that actions planned and presently being taken to revise our operating and financial requirements provide the opportunity for us to continue as a going concern, there is no assurance the actions will be successful.  In addition, recent events in worldwide capital markets may make it more difficult for us to raise additional equity or debt capital.

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

Inventories are stated at the lower of cost or market, with cost being determined using the first-in first-out method.  Inventories consist of purchased goods held for resale. As at June 30, 2012 we had $107,553 of finished goods and $30,173 in raw materials.  As of September 30, 2011, we had $81,145 of finished goods and $33,262 of raw materials.  Inventory is reviewed for obsolescence at the end of each reporting period.  There was no obsolete inventory as of June 30, 2012 and September 30, 2011.

d)	Property and Equipment

Property and equipment is stated at cost, and is depreciated over estimated useful lives using primarily the straight line method for financial reporting purposes.  Useful lives range from 3 to 5 years.  We evaluate equipment at least annually for impairment.  Maintenance and repairs are charged to expense as incurred. Depreciation for the nine months ended June 30, 2012 and 2011 was $1,098 and $319, respectively.

e)	Advertising

Advertising costs are expensed as in accordance with ASC subtopic 720-35 (formerly SOP 93-7).

f)	Basic and Diluted Loss Per Share

In accordance with ASC subtopic 260-10 (formerly SFAS No. 128 – “Earnings Per Share”), the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding.  Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  At June 30, 2012 and 2011, we had no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

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

Cash is comprised of cash on hand and demand deposits. Cash equivalents include short-term highly liquid investments with original maturities of three months or less that are readily convertible to known amounts of cash and which are subject to an insignificant risk of change in value. There were no cash equivalents as of June 30, 2012 and September 30, 2011.

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

Accounts receivable are carried on a gross basis, with no discounting, less an allowance for doubtful accounts. We estimate the allowance for doubtful accounts based on existing economic conditions, the financial conditions of the customers, and the amount and the age of past due accounts.  Receivables are considered past due if full payment is not received by the contractual due date.  Past due accounts are generally written off against the allowance for doubtful accounts only after all collection attempts have been exhausted.  There is no collateral held by us for accounts receivable.  There was no allowance for doubtful accounts as of June 30, 2012 or September 30, 2011.

3.	SIGNIFICANT ACCOUNTING POLICIES (cont’d)

o)	Impairment of long-lived assets

The Company reviews its long-lived assets periodically to determine potential impairment by comparing the carrying value of the long-lived assets with the estimated future cash flows expected to result from the use of the assets, including cash flows from disposition. Should the sum of the expected future cash flows be less than the carrying value, the Company would recognize an impairment loss. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the long-lived assets and intangibles.  The Company recognized $nil and $268,378 of impairment expense in the nine months ended June 30, 2012 and 2011, respectively. See Note 4 for further details.

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

During the nine months ended June 30, 2012, $322,700 of notes payable was converted into common stock at various rates ranging from $0.006 to $0.03 ($0.024 to $0.12 post split)per share for a total of 31,083,329 (reverse split shares: 7,770,832) shares. At June 30, 2012, the Company had unrelated third party notes payable totaling $50,002 (September 30, 2011 - $190,677) net of discounts of $nil and includes interest payable of $nil.  Interest expense relating to these notes was $51,947 and $70,111 for the nine months ended June 30, 2012 and 2011, respectively.

The current portion of these notes payable was $40,930 and $158,380 as of June 30, 2012 and September 30, 2011, net of discounts of $0 and $19,966, respectively. The long term portion of these notes payable was $9,072 and $12,331 as of June 30, 2012 and September 30, 2011, respectively

During the year ended September 30, 2011, loans were issued with beneficial conversion features. These beneficial conversion features were valued at $93,925 and a discount to the note payable was recorded. This discount will be amortized into interest expense using the interest method over the remaining lives of the notes. During the nine months ended June 30, 2012 and 2011, $19,966 and $43,695, respectively, was amortized into interest expense and $nil remains as the unamortized discount as of June 30, 2012.

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

The Company’s authorized shares were adjusted from 200 million pre-split, to 50 million shares authorized after the split. In May 2012, the board voted to raise authorized shares to 75,000,000 from 50,000,000.

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

On April 17, 2012, the Company issued 2,899,214 restricted common shares for cash and consideration totaling $128, 362.

On April 17, 2012, the Company issued 600,000 restricted common shares for director fees and 100,000 for consulting services.

On May 4, 2012, the Company issued 5,866,666 common shares pursuant to a Restricted Stock Purchase Agreement dated October 3, 2011, whereby $140,800 in demand notes were retired.

On May 22, 2012, 1,133,333 restricted common shares of the Company were issued for cash and consideration of $65,000.

On May 23, 2012, a resolution was passed requesting a shareholder vote, increasing the number of authorized shares from 50 to 75 million shares.

As of June 30, 2012 and September 30, 2011, there are no outstanding options or warrants.

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

The provision for refundable Federal income tax, using an effective tax rate of thirty-four percent (34%), consists of the following:

	Nine months ended June 30, 2012	Year ended September 30, 2011
Refundable Federal income tax attributable to:
Current operations	$(241,000)	$(289,000)
Change in deferred tax valuation allowance	241,000	289,000
Net refundable amount	0	-

The cumulative tax effect at the expected rate of thirty-four percent (34%) of significant items comprising our net deferred tax amount is as follows:

	June 30, 2012	September 30, 2011
Deferred tax asset attributable to:
Net operating loss carryover	$639,000	$398,000
Less: Valuation allowance	(639,000)	(398,000)
Net deferred tax asset	-	-

At June 30, 2012, we had an unused Canadian NOL carryover of approximating $128,859 that is available to offset future taxable income in Canada; it expires the beginning in 2026. At June 30, 2012, we had unused NOL carryover of approximately $1,880,000 that is available to offset future taxable income in the U.S., it expires beginning in 2030.

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

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of June 30, 2012:

	Level 1	Level 2	Level 3	Fair Value
Cash	$31,683	$-	$-	$31,683
Accounts receivable	-	67,831	-	67,831
Accounts payable	-	82,958	-	82,958
Notes Payable	-	50,002	-	50,002

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of September 30, 2011:

	Level 1	Level 2	Level 3	Fair Value
Cash	$9,519-	$-	$-	$9,519-
Accounts receivable	-	3,268	-	3,268
Accounts payable	-	126,256	-	126,256
Notes Payable	-	170,711	-	170,711

UV FLU TECHNOLOGIES, INC

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.	COMMITMENTS

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

Rent expense for the nine months ended June 30, 2012 and year ended September 30, 2011 was $23,200 and $24,020, respectively

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

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  We believe certain critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.  A description of our critical accounting policies is set forth in our Annual Report on Form 10-K for the year ended September 30, 2011.  As of, and for the nine months ended June 30, 2012, there have been no material changes or updates to our critical accounting policies.

Results of Operations

The following discussion of the financial condition, results of operations, cash flows and changes in our financial position should be read in conjunction with our audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011 filed on June 30, 2012.

Sales and Rental Revenue

During the nine months ended June 30, 2012, we received gross revenue of $147,618 as compared to $129,146 for the nine months ended June 30, 2011.  The increase is primarily related to the increase in sales of units from our new product line, along with sales to the Hospital segment, resulting from the acquisition of RX Air Industries in January 2011. The results don’t fully reflect the strides the Company has made in building a platform for significant growth. The Company has since identified three huge markets for its products, and has taken steps to pursue each.

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

We have also begun shipments to 2 major furniture chains in the Northeast, who will sell our product directly to their customer bases, particularly in conjunction with new mattress and bedding sets. The full launch with commercials is scheduled for the first week in May, with a major ramp-up late summer. We will follow this up with email blasts with video links to health conscious consumers with allergies and asthma, as well as infomercials in early-Fall . We will not place our product through chain stores, or over the internet, as we want to maintain our pricing, and support our distributor network.

We have signed an agreement with a major furniture store coalition with over 400 stores, which we expect will positively impact sales in the 4th quarter.

We have designed a lower cost unit for the residential marketplace, that we feel will be the best product in the market, and will incorporate our technology with an advanced filter medium. We feel next year the demand for that product internationally could be significant.

Net Income (Loss)

During the nine months ended June 30, 2012, our net loss was $711,794 as compared to $910,953 for the nine months ended June 30, 2011.  The decrease in net loss is due to an decrease in our impairment expenses of $nil for the nine months ended June 30, 2012 as compared to $253,690 for the nine months ended June 30, 2011 as a result of increased business activity associated with development of our new product line, as well as a decrease in marketing expense of $39,404 as compared to $86,743 for the nine months ended June 30, 2011.

General and Administrative Expenses

During the nine months ended June 30, 2012, we incurred total operating expenses of $733,521 as compared to $907,637 for the nine months ended June 30, 2011.  The decrease is primarily related to expenses for marketing, consulting, impairment expense and investor relation costs increased due to an increase business activity associated with development of the new product line.   The changes in these particular expenses are as follows:

	June 30, 2012	June 30, 2011
Marketing	$39,405	86,743
Office and administration	186,032	114,199
Professional fees	315,088	133,743
Consulting	191,898	253,690
Depreciation	1,098	319
Impairment Expense	-	268,378
Investor relations	-	50,565
Total	$733,521	907,637

Depreciation and amortization expense was $1,098 for the nine months ended June 30, 2012 and $319 for the nine months ended June 30, 2011 as the Company acquired manufacturing equipment with the acquisition of the new subsidiary.

Expenses or other cash flows in this period may not be indicative of future periods as we are in the early development stage.

Liquidity and Capital Resources

As of June 30, 2012, we had cash of $31,683, and working capital $179,392.  During the period ended June 30, 2012, we funded our operations from receipts of sales revenues, proceeds from loans payable and sale of shares.  We have recognized a total of $446,970 in revenues since our inception and incurred $763,536 in net notes payable.  In order to survive, we are dependent on increasing our sales volume.  Additionally, we plan to continue further financings and believe that this will provide sufficient working capital to fund our operations for at least the next 12 months.  Changes in our operating plans, increased expenses, additional acquisitions, or other events may cause us to seek additional equity or debt financing in the future.

For the nine months ended June 30, 2012, $136,882 in cash outflows was used from operating activities as compared to $377,062 that was used to fund operating activities for the period ended June 30, 2011.  The decrease is primarily due to lower general and administrative expenses for the nine months ended June, 2012 as compared to the nine months ended June 30, 2011 primarily due to lower costs associated with running and upgrading our Dallas, Tx RX Air subsidiary. For the period ended June 30, 2012, net cash used by operating activities reflected $46,738 in changes in current assets and inventory, and we used $43,298 in accounts payable and accrued liabilities.

For the period ended June 30, 2012 cash flows used for investing activities was $457 cash paid for the purchase of equipment as compared to $947 for the period ended June 30, 2011. For the period ended June 30, 2012 $nil(zero) cash was received for the sale of equipment as compared to $677 for the period ended June 30, 2011

For the nine months ended June 30, 2012, cash inflows from financing activities was $159,503 compared to $393,507 of cash inflows for the period ended June 30, 2011.

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

Capital Expenditures

We did not make any significant capital expenditures in the nine months ended June 30, 2012.

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

There were no changes in our internal controls over financial reporting that occurred during the three months ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

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

UV FLU TECHNOLOGIES, INC

Date: August 14, 2012	By:	/s/ John J. Lennon
Name: John J. Lennon
Title: President, Chief Executive Officer and Chief Financial Officer

