Form 10-Q/A
period 2012-06-30
UV FLU TECHNOLOGIES INC
filed 2012-08-30
CIK 1385310

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

Explanatory Note

The purpose of this Amendment No. 1 to UV Flu Technologies, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, filed with the Securities and Exchange Commission on August 14, 2012 (the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

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

Item 6.  Exhibits.

Exhibit Number	Name

2.1	Acquisition Agreement, dated January 24, 2011, by and between UVFlu Technologies, Inc., a Nevada corporation, and The Red Oak Trust, as the sole shareholder of RxAir Industries, LLC, a Nevada limited liability company (1)

10.1	Consulting Agreement, dated January 24, 2011, by and between RxAir Industries, LLC, a Nevada limited liability company, and with Bridgepoint Partners, LLC, as the consultant (1)

10.2	Guarantee by UV Flu Technologies, Inc., a Nevada corporation, in favor of Bridgepoint Partners, LLC, as the consultant (1)

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer

31.2	Rule 13a-14(d)/15d-14(d) Certification (Principal Financial Officer) (1)

32	Section 1350 Certifications (1)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)          These exhibits were previously included or incorporated by reference in UV Flu Technologies, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, filed with the Securities and Exchange Commission on August 14, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UV FLU TECHNOLOGIES, INC.

Date: August 28, 2012	By:	/s/ John J. Lennon
	Name:	John J. Lennon
	Title:	President, Chief Executive Officer and
Chief Financial Officer