Form 10-K
period 2012-09-30
UV FLU TECHNOLOGIES INC
filed 2012-12-31
CIK 1385310

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2012

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

The aggregate market value of the common stock held by non-affiliates as of September 30, 2012 (the last trading day of the fourth quarter) was $3,280,148 based on the last sale price of common stock sold.

As of December 19, 2012, the last practicable date, 52,361,763 shares of the registrant’s Common Stock were outstanding at a par value of $0.001.

DOCUMENTS INCORPORATED BY REFERENCE: Exhibits incorporated by reference are referred to under Part IV.

Statement Regarding Forward-Looking Statements

The statements contained in this report on Form 10-K that are not purely historical are forward-looking statements within the meaning of applicable securities laws. Forward-looking statements include statements regarding our “expectations,” “anticipation,” “intentions,” “beliefs,” or “strategies” regarding the future, whether or not those words are used. Forward-looking statements also include statements regarding revenue, margins, expenses, and earnings analysis for fiscal 2012, and thereafter; anticipated levels of future revenues and earnings from the operations of UV Flu Technologies, Inc. (the “Company,” “we,” “us,” or “our”); and projected costs and expenses related to our operations, liquidity, capital resources, availability of future equity capital on commercially reasonable terms. All forward-looking statements included in this report are based on information available to us as of the filing date of this report, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from the forward-looking statements. Among the factors that could cause actual results to differ materially are the factors discussed in Item 1A. Risk Factors.

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

The Company’s sales, although above 2011 levels, are expected to begin increasing significantly in the calendar year 2013, when retail, international, and medical distributors have established their distribution channels, and our factory capacity has been expanded.

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

Consumer and Sleep Market

Products utilizing filters (standard and HEPA) dominate the consumer market. Electrostatic products are starting to appear in a portable form. There are currently only two major brands in this market sector, so there is also a growing opportunity and demand for us to develop consumer targeted indoor air quality products.

Recent Clinical studies have shown that the biggest environmental factor affecting sleep related problems is Indoor Air Pollution. The Viratech UV-400 treats all forms of Indoor Air Pollution, and customers have raved about the device’s ability to significantly improve their quality of sleep. As further studies have shown that sleep disorders may be the “Smoking Gun” of health problems, significantly raising the risk of cancer, stroke, diabetes depression and obesity, our units ability to improve the quality and duration of sleep should give the Company distinct marketing advantages in gaining market share in the $25 billion market for sleep-related products. To this end, the Company has already begun distributing the Viratech UV-400 to 20 furniture stores, and recently signed an additional furniture coalition of an additional 400 stores.

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

RX-4000 Prototype, metal cabinet wall-mounted commercial version of the RX-3000

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

Customers

We currently have units in operation in a large number of hotels around the United States. Our units are also in numerous hair and nail salons, pet kennels, test labs, and over 500 hospitals worldwide, including the Baylor Healthcare System, Kaiser Permanente, the George Washington University Hospital, Providence Medical Center, and the University Medical Center. The Company’s products are in a number of restaurants, casinos, and military installations, as well.

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

Our products compete broadly with other current companies offering air purification products, including companies that offer UV air purification products. Honeywell was one of the best-known brand names in the commercial segment of the market. 3M Corporation purchased the commercial air treatment division of Honeywell and now markets their product line. In the consumer market segment, we compete with Honeywell, IQ Air, Duracraft, and Enviracaire brands, all of which compete at the middle and upper-middle price points with HEPA-based products and are offered by Kaz, Incorporated. Kaz purchased Honeywell’s consumer products division and continues to market product under the existing brand names along with a wide variety of other brands. Recently, Alpine Industries left the consumer segment of the market, leaving an opening for new and existing companies to assume Alpine’s market share. Hunter and Blue Air also make competing products.

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

Research and Development

Our research and development activities are focused principally on the development of new products that serve the air purification market and on significant upgrades to our existing products. We have completed the design of our second product, a smaller, lower cost version of the ViraTech UV-400. We expect to begin shipping the new model into commercial accounts before year-end 2013. We have also developed a metal, wall mounted commercial version of the RX-3000, called the RX-4000, for International and Commercial markets, where floor space is at a premium.

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

Backlog

We currently have no backlog of orders.

Employees

As of September 30, 2012, we had three, full-time employees, and 2 part-time employees, although we engage contractors as needed, and each of our officers and directors devotes a portion of his and her time to the affairs of our Company.

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

We incurred net losses of $821,681 for our fiscal year ended September 30, 2012. As of September 30, 2012, we had an accumulated deficit of $2,365,766. We have not achieved profitability in any period, and we expect to continue to incur net losses for the foreseeable future. Should we continue to incur net losses in future periods, we may not be able to increase the number of employees or our investment in capital equipment, sales and marketing programs and research and development in accordance with present plans. Continuation of net losses may also require us to secure additional financing sooner than expected. Such financing may not be available in sufficient amounts, or on terms acceptable to us and may dilute existing shareholders.

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

Pursuant to our Articles of Incorporation, we have, as of the date of this Report, 75,000,000 shares of common stock authorized. As of the date of this Report, we have 52,361,763 shares of common stock issued and outstanding. As a result, our Board of Directors has the ability to issue a large number of additional shares of common stock without shareholder approval, which if issued could cause substantial dilution to our then shareholders.

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

Fiscal 2012	High	Low
First Quarter	$.19	$.03
Second Quarter	$.15	$.08
Third Quarter	$.15	$.08
Fourth Quarter	$.10	$.04

Trading in our common stock has been sporadic and the quotations set forth above are not necessarily indicative of actual market conditions. All prices reflect inter-dealer prices without retail mark-up, mark-down, or commission and may not necessarily reflect actual transactions.

Stockholders

As of December 19, 2012, we had 52,361,763 shares of common stock outstanding held by 1189 shareholders.

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

Securities Authorized For Issuance under Equity Compensation Plans

There are no securities authorized for issuance under any equity compensation plans during the fiscal year ended September 30, 2012.

Purchases of Equity Securities by the Issuer and Affiliated Purchases

There were no issuer purchases of our equity securities during the fiscal year ended September 30, 2012.

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

The discussion and financial statements contained herein are for our fiscal year ended September 30, 2012 and September 30, 2011. The following discussion regarding our financial statements should be read in conjunction with our financial statements included herewith.

Financial Condition as of September 30, 2012

We reported total current assets of $326,200 at September 30, 2012, consisting of accounts receivable, inventory and prepaids. Total current liabilities reported of $151,064 consisted of $54,857 in accounts payable and accrued liabilities and $96,207 in notes payable. We had a working capital $175,136 at September 30, 2012.

Net Loss decreased from $849,073 for the year ended September 30, 2011 to $821,681 for the year ended September 30, 2012.

We are currently a company focused in the air purification industry, and evaluating opportunities for expansion within that industry through acquisition or other strategic relationships.

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

Cash and Cash Equivalents

As of September 30, 2012, we had cash of $19,941. As such, we anticipate that we will have to raise additional capital through equity financings to fund our operations and execute our business plan during the next 6 to 12 months.

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

Our management routinely makes judgments and estimates about the effects of matters that are inherently uncertain. As the number of variables and assumptions affecting the probable future resolution of the uncertainties increase, these judgments become even more subjective and complex. Our significant accounting policies are discussed in Note 3 to our financial statements for the fiscal year ended September 30, 2012 included in the Form 10-K. We have identified the following accounting policies, described below, as the most important to an understanding of our current financial condition and results of operations.

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

a)	Available-for-sale securities

The Company classifies its marketable equity securities as available-for-sale and they are carried at fair market value, with the unrealized gains and losses included in the determination of comprehensive income and reported in stockholders’ equity.

b)	Income Taxes

We have adopted the ASC subtopic 740-10. ASC 740-10 requires the use of the asset and liability method of accounting of income taxes. Under the asset and liability method of ASC 740-10, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We provide deferred taxes for the estimated future tax effects attributable to temporary differences and carry forwards when realization is more likely than not. See Note 7.

c)	Inventories

Inventories are stated at the lower of cost or market, with cost being determined using the first-in first-out method. Inventory as of September 30, 2012 consists of $117,904 of finished goods and $15,121 of raw materials for a total inventory of $133,025. Inventory as of September 30, 2011 consisted of $81,145 of finished goods and $33,262 of raw materials for a total inventory of $114,407.

d)	Property and Equipment

Property and equipment are recorded at cost. Expenditures for major additions and improvements are capitalized and minor replacements, maintenance, and repairs are charged to expense as incurred. When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes. The estimated useful lives for significant property and equipment categories are as follows:

Equipment	5 years
Furniture	7 years

The Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors. Based on this assessment there were no impairments needed as of September 30, 2012 or 2011. Depreciation expense for the years ended September 30, 2012 and 2011 was $1,464 and $670, respectively.

e)	Advertising

Advertising costs are expensed as in accordance with ASC subtopic 720-35 (formerly SOP 93-7). Advertising costs for the years ended September 30, 2012 and 2011 were $32,332 and $47,256, respectively. These costs were included in general and administrative costs.

f)	Basic and Diluted Loss Per Share

In accordance with ASC subtopic 260-10, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At September 30, 2012 and 2011, we had no stock equivalents that were anti-dilutive and excluded in the earnings per share computation, therefore basic loss per share and diluted loss per share are the same.

g)	Estimated Fair Value of Financial Instruments

The carrying value of our financial instruments, consisting of cash, accounts receivable, and accounts payable and accrued expenses approximate their fair value as of September 30, 2012 and 2011 due to the short-term maturity of such instruments. It is management’s opinion that we are not exposed to significant interest, currency, or credit risks arising from these financial statements. See Note 8 for further details.

h)	Revenue Recognition

It is our policy that revenues will be recognized in accordance with ASC subtopic 605-10. Revenues are recognized only when the Company has transferred to the customer the significant risk and rewards of ownership of the goods, title to the products transfers, the amount is fixed and determinable, evidence of an agreement exists, there is reasonable assurance of collection of the sales proceeds, the Company has no future obligations, and the customer bears the risk of loss. This occurs at the time of shipment (FOB shipping point) of the products from the Company’s warehouse and an invoice is prepared.. There are no rights of return and exchange is allowed only on defective products. Recognition of revenue is not affected as the right of exchange results in new units being shipped to the customer once defective units have been received by the company and verified as defective.

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

Cash is comprised of cash on hand and demand deposits. Cash equivalents include short-term highly liquid investments with original maturities of three months or less that are readily convertible to known amounts of cash and which are subject to an insignificant risk of change in value. The Company has no cash equivalents as of September 30, 2012 or 2011.

l)	Sales Concentrations

25% of our sales for the year ended September 30, 2012 have been accounted for by our three largest customers. They represent 6%, 6% and 13% respectively of our total sales, respectively.

44% of our sales for the year ended September 30, 2011 have been accounted for by our three largest customers. They represent 15%, 15% and 14% respectively of our total sales, respectively.

m)	Impairment of long-lived assets

The Company reviews its long-lived assets and intangibles periodically to determine potential impairment by comparing the carrying value of the long-lived assets with the estimated future cash flows expected to result from the use of the assets, including cash flows from disposition. Should the sum of the expected future cash flows be less than the carrying value, the Company would recognize an impairment loss. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the long-lived assets and intangibles. The Company recognized no impairment losses during the year ended September 30, 2012.

n)	Credit Risks

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. At September 30, 2012 and 2011, the Company had no funds in excess of the FDIC insured limits.

o)	Reclassifications

Certain reclassifications have been made to the prior years’ financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.

p)	Year-end

The Company has adopted September 30 as its fiscal year end.

q)	Recent Accounting Pronouncements

The Company has evaluated all new accounting pronouncements as of the date of these financial standards and has determined that none have or will have a material impact on the financial statements or disclosures.

Results of Operations

The following is Management’s discussion and analysis of certain significant factors which have affected our financial condition and results of operations during the periods included in the accompanying financial statements.

Results of Operations for the Year Ended September 30, 2012 as Compared to the Year Ended September 30, 2011

Sales and Rental Revenue

During the fiscal year ended September 30, 2012, we received gross revenue of $155,871 as compared to $155,749 for the year ended September 30, 2011. The increase is primarily related to the increase in sales from our new product line, reflecting higher market penetration of our product in the commercial market and in particular in the medical and hospitality industries. 25% of our sales for the year ended September 30, 2012 have been accounted for by our three largest customers. They represent 13%, 6%, and 6% respectively of our total sales.

44% of our sales for the year ended September 30, 2011 have been accounted for by our three largest customers. They represent 15%, 15% and 14% respectively of our total sales.

Net Income (Loss)

During the fiscal year ended September 30, 2012, our net loss was $821,681 as compared to $849,073 for the year ended September 30, 2011. The decrease in net loss is due to a decrease in our total expenses of $849,191 for the year ended September 30, 2012 as compared to $860,349 for the year ended September 30, 2011, as well as an increase in the gain on debt forgiveness of $23,381 and a gain on sale of assets of $3,644 for the year ended September 30, 2012.

General and Administrative Expenses

During the fiscal year ended September 30, 2012, we incurred total expenses of $849,191 as compared to $860,349 for the year ended September 30, 2011. The decrease is primarily related to expenses for marketing, office and administration, professional fees, consulting and investor relation costs increased due to an increase business activity associated with development of the new product line and impairment expense. The expenses are as follows:

	September 30, 2012	September 30, 2011
Bad debt	$2,262	$9,958
Depreciation and amortization	1,464	670
Marketing	43,494	53,573
Office and administration	250,129	146,328
Professional fees	323,946	122,112
Impairment expense	-	245,378
Consulting	227,896	255,516
Investor relations	-	26,814
Total	$849,191	$860,349

Bad debts decreased from $9,958 for the year ended September 30, 2011 to $2,262 for the year ended September 30, 2012.

Depreciation and amortization expense increased from $670 for the year ended September 30, 2011 to $1,464 for the year ended September 30, 2012.

Marketing expenses decreased from $53,573 to $43,494, as many of the marketing materials were developed in the prior periods. Office and administration and professional fees increased due to RX Air being a part of UV Flu for the full year, and the associated costs for closing out the transaction. Those higher costs were offset from significantly lower expenses associated with impairment, investor relations and consulting.

Liquidity and Capital Resources

As of September 30, 2012, we had cash of $19,941, and working capital of $175,136. During the period ended September 30, 2012, we funded our operations from receipts of sales revenues, proceeds from stock sales, and proceeds from loans payable. In order to survive, we are dependant on increasing our sales volume. Additionally, we plan to continue to raise additional equity capital, and believe that this will provide sufficient working capital to fund our operations for at least the next 12 months. Changes in our operating plans, increased expenses, additional acquisitions, or other events may cause us to seek additional equity or debt financing in the future.

For the period ended September 30, 2012, we used $524,027 in cash flows to fund operating activities as compared to $336,646 for the period ended September 30, 2011. The increase was primarily due to significantly increasing the prepaid expense, and dramatically paying down the level of current liabilities, both of which accounted for a total of $205.069.

For the period ended September 30, 2012, cash flows from investing activities was $86,187 due to the sale of assets.

For the period ended September 30, 2012, cash flows provided from financing activities was $448,262 from proceeds of loans payable and sale of common shares as compared to $350,150 for the period ended September 30, 2011.

We anticipate that our cash flow will improve as our product shipments ramp up in our second quarter, 2013. Any additional fundings will be equity, or order based, in order to fund the ramp up of existing production, along with the tooling for our new model.

Off-Balance Sheet Arrangements

We presently do not have any off-balance sheet arrangements.

Capital Expenditures

We spent $3,985 for the purchase of equipment for the fiscal year ended September 30, 2011 and $457 in the fiscal year ended September 30, 2012.

Contractual Obligations

The following table outlines payments due under our significant contractual obligations over the periods shown, exclusive of interest:

	Payments Due by Period
Contract Obligations At September 30, 2012	Total	Less than 1 Year	1-3 years	3-5 years	More than 5 years
Total Debt	$102,331	$96,207	$6,124	$—	$—
Lease Obligations	$11,620	$11,620	$—	—	—

The above table outlines our obligations as of September 30, 2012 and does not reflect any changes in our obligations that have occurred after that date.

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

On December 21, 2009, we engaged Weaver Martin & Samyn, LLC (“Weaver”) as our new independent registered public accounting firm to audit our financial statements. During the two most recent fiscal years and the interim periods preceding the engagement, we did not consult with Weaver regarding (i) the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, and no written report or oral advice was provided to us by Weaver concluding there was an important factor to be considered by us in reaching a decision as to an accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304 (a)(1)(iv) of Regulation S-K or a reportable event, as that term is described in Item 304 (a)(1)(v) of Regulation S-K.

ITEM 9A.	CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer along with our Principal Financial Officer, of the effectiveness of the design of the our disclosure controls and procedures (as defined by Exchange Act Rule 13a-15(e) and 15d-15(e)) as of the end of our fiscal year pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer along with our Principal Financial Officer concluded that our disclosure controls and procedures are effective at September 30, 2012 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of September 30, 2012.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the three months ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Directors and Executive Officers

The following table sets forth the names and ages of our current directors and executive officers, the principal offices and positions held by each person:

Person	Age	Position

John J. Lennon	57	President, Treasurer, Chief Executive Officer, Chief Financial Officer, and Director

Roger Nelson	66	Secretary and Director

Dr. Dennis J. Rosen, M.D., FAAP	66	Director

Thomas J. Mahowald	57	Director

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

John J. Lennon, President, Chief Executive Officer, Chief Financial Officer, and Director. On November 12, 2009, our Board of Directors appointed Mr. John J. Lennon as President, Chief Financial Officer, Treasurer and member of the Board of Directors. From September 2009 to 2010, Mr. Lennon has served as President, Chief Executive Officer, Chief Financial Officer and Secretary of Far East Wind Power.; from May 30, 2008 to July 7, 2009, as Treasurer, VP of Finance and Director of Brite-Strike Tactical Illumination Products, Inc.; from February 2009 to June 2009, as President, Chief Financial Officer and Secretary of American Petro-Hunter, Inc., from June 2009 to 2011, as Chairman, and Chief Financial Officer of American Petro-Hunter, Inc., and from June 2011 to July 2012, as CFO and director of American Petro Hunter. From May 2009 to October 2009, Mr. Lennon was appointed as President, Chief Financial Officer and Secretary of GC China Turbine Corp.; from March 2009 to 2010, as President, Chief Financial Officer and Secretary of LED Power Group, Inc.; as Treasurer/Director/VP of Finance of US Starcom from 2005-2008. From 2004 to the present, Mr. Lennon has been President of Chamberlain Capital Partners, which assists companies in the area of maximizing shareholder value through increased sales, cost reduction and refined business strategy. Mr. Lennon has also assisted companies in obtaining debt financing, private placements or other methods of funding. On December 31, 2007, Mr. Lennon was appointed Chief Executive Officer, President, Chief Financial Officer, Secretary, Treasurer and director of Explortex Energy Inc., a publicly reporting company, which is a natural resource exploration company engaged in the participation in drilling of oil and gas in the United States.  Mr. Lennon resigned from his positions at Explortex Energy Inc. on June 29, 2009. From 1987 to 2004, Mr. Lennon served as Senior Vice President of Janney Montgomery Scott, Osterville, MA, Smith Barney and Prudential Bache Securities, managing financial assets for high net worth individuals.

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

Significant Employees

As of September 30, 2012, we had 3 full-time employees, and 2 part-time, although we engage contractors as necessary and each of our officers and directors devotes a portion of his and her time to the affairs of our Company.

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

To our knowledge, based solely on our review of the copies of the Section 16(a) reports furnished to us and a review of our shareholders of record for the fiscal year ended September 30, 2012, we believe that each person who, at any time during such fiscal year was a director, officer, or beneficial owner of more than 10% of our common stock, complied with all Section 16(a) filing requirements during such fiscal year except that Mr. John J. Lennon filed one late report on Form 4 relating to the acquisition of shares of our common stock.

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

Compensation Summary

Summary Compensation Table

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)(2)	Option Awards ($) (f)	Non Equity Incentive Plan Compensation ($) (g)	Non-qualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
John J. Lennon, President, Treasurer, Chief Executive Officer, Chief Financial Officer, and Director	2012	$51,000	$-0-	$12,500	$-0-	-0-	-0-	$-0-	$63,500
	2011	$78,000	$-0-	$139,000	$-0-	-0-	-0-	$-0-	$217,000
	2010	$78,000	$-0-	$-0-	$-0-	-0-	-0-	$-0-	$78,000
Roger Nelson, Secretary	2012	$-0-	$-0-	$10,000	$-0-	-0-	-0-	$-0-	$10,000
	2011	$-0-	$-0-	$17,000	$-0-	-0-	-0-	$-0-	$17,000
	2010	$-0-	$-0-	$-0-	$-0-	-0-	-0-	$-0-	$-0-
Tom Mahowald	2012	$-0-	$-0-	$-0-	$-0-	-0-	-0-	$-0-	$-0-
	2011	$-0-	$-0-	$7,000	$-0-	-0-	-0-	$-0-	$7,000
Dennis Rosen	2012	$-0-	$-0-	$7,500	$-0-	-0-	-0-	$-0-	$7,500
	2011	$-0-	$-0-	$13,000	$-0-	-0-	-0-	$-0-	$13,000

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

Outstanding Equity Awards at Fiscal 2012 Year-End

None of our named executive officers had any outstanding equity awards as of the fiscal year ended September 30, 2012.

Option Exercises and Vested Stock in Fiscal 2012

None of our named executive officers exercised stock options or had any restricted stock during the fiscal year ended September 30, 2012.

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

Security Ownership Of Certain Beneficial Owners And Management

The following table sets forth, as of  December 19, 2012, the number and percentage of outstanding shares of our common stock owned by (i) each person known to us to beneficially own more than 5% of our outstanding common stock, (ii) each director, (iii) each named executive officer, and (iv) all executive officers and directors as a group. Share ownership is deemed to include all shares that may be acquired through the exercise or conversion of any other security immediately or within the next 60 days. Such shares that may be so acquired are also deemed outstanding for purposes of calculating the percentage of ownership for that individual or any group of which that individual is a member. Unless otherwise indicated, the stockholders listed possess sole voting and investment power with respect to the shares shown.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)	Percent of Class of Common Stock

Directors and Executive Officers

John J. Lennon PO Box 882 Barnstable, Massachusetts 02630	5,487,500	10.48%

Roger Nelson 103 Lawlor Tolland CT 06084	975,000	1.86%

Thomas J. Mahowald 1890 Lehigh St. Boulder, CO 80305	437,500	0.84%

Dr. Dennis J. Rosen, M.D., FAAP 157 Columbia Dr Amherst, MA 01002	555,000	1.06%

All directors and executive officers as a group (4 persons)	7,455,000	14.24%

5% Stockholders

(1)	Unless otherwise noted, the security ownership disclosed in this table is of record and beneficial. Unless provided for otherwise, the address for each of the beneficial owners named below is the Company’s business address.

(2)	Under Rule 13d-3 under the Exchange Act, shares not outstanding but subject to options, warrants, rights, conversion privileges pursuant to which such shares may be acquired in the next 60 days are deemed to be outstanding for the purpose of computing the percentage of outstanding shares owned by the persons having such rights, but are not deemed outstanding for the purpose of computing the percentage for such other persons.

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

Related Party Transactions

During the years ended September 30, 2012 and 2011, the Company paid a Chamberlain Capital Partners, a company owned by the president, for his services and also reimbursed Chamberlain for the President’s health insurance and for miscellaneous office expenses. During the year ended September 30, 2012, the Company paid Chamberlain approximately $51,000 in compensation for the President’s services, and approximately $15,000 in reimbursements for health insurance and miscellaneous office expenses. For the year ended September 30, 2011, the Company paid Chamberlain approximately $23,000 and accrued another $55,000 in compensation for the President’s services, and approximately $15,000 in reimbursements for health insurance and miscellaneous office expenses.

During the year ended September 30, 2012, the Company had an accounts payable to Chamberlain in relation to the compensation for the President’s services of $55,500. In October of 2011, the Company satisfied this accounts payable by issuing 1,729,167 shares of common stock to Chamberlain. The common stock was valued at fair market value at the time of the conversion.

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

Director Independence

During fiscal 2012, our Board of Directors has determined, after considering all the relevant facts and circumstances, that Mr. Roger Nelson, Mr. Thomas J. Mahowald, and Dr. Dennis J. Rosen are independent directors because they have no relationship with us that would interfere with their exercise of independent judgment. Mr. Lennon is not an independent director of our company because of his past or current position as an executive officer of our company. There are no family relationships among any of our directors or officers. We evaluate independence by the standards for director independence established by applicable laws, rules, and listing standards including, without limitation, the standards for independent directors established by The New York Stock Exchange, Inc., The NASDAQ National Market, and the Securities and Exchange Commission.

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

	September 30, 2012		September 30, 2011
Audit Fees &	$		$
Audit Related Fees		24,500		14,500
Tax Fees		—		—
All Other Fees		—		—
Total		$24,500		$14,500

Audit fees consist of fees billed for professional services rendered for the audit of our financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by the above auditors in connection with statutory and regulatory fillings or engagements

In the absence of a formal audit committee, the full Board of Directors pre-approves all audit and non-audit services to be performed by the independent registered public accounting firm in accordance with the rules and regulations promulgated under the Securities Exchange Act of 1934, as amended. The Board of Directors pre-approved 100% of the audit, audit-related and tax services performed by the independent registered public accounting firm for the fiscal year ended September 30, 2012. The percentage of hours expended on the principal accountant’s engagement to audit the Company’s financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees was 0%.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibits

The following exhibits are included as part of this report by reference:

3.1(a)	Articles of Incorporation, as amended (1)

3.1(b)	Articles of Merger as filed with the Secretary of State of Nevada on November 12, 2009 (2)

3.2	Bylaws of the Company (3)

10.1	Asset Purchase Agreement dated December 16, 2009 (4)

10.2	Letter of Intent by and between The Red Oak Trust and UV Flu Technologies, Inc., dated October 28, 2010 (5)

14.1	Code of Ethics (6)

16.1	Letter regarding change of Independent Registered Public Accounting Firm (7)

31.1	Rule 13(a) — 14(a)/15(d) — 14(a) Certification (Principal Executive Officer)

31.2	Rule 13(a) — 14(a)/15(d) — 14(a) Certification (Principal Financial Officer)

32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

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

UV FLU TECHNOLOGIES, INC.

Date: December 31, 2012	By:	/s/ John J. Lennon
John Lennon
Chief Executive Officer, Chief Financial Officer,
President, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: December 31, 2012	By:	/s/ John J. Lennon
John Lennon
Chief Executive Officer, Chief Financial Officer,
President, and Director

Date: December 31, 2012	By:	/s/ Roger Nelson
Roger Nelson
Secretary and Director

Date: December 31, 2012	By:	/s/ Thomas J. Mahowald
Thomas J. Mahowald
Director

Date: December 31, 2012	By:	/s/ Dr. Dennis J. Rosen
Dr. Dennis J. Rosen, M.D., FAAP
Director

UV FLU TECHNOLOGIES, INC

INDEX TO FINANCIAL STATEMENTS

with

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

SEPTEMBER 30, 2012

To the Board of Directors and Stockholders

UV Flu Technologies, Inc.

Centerville, Massachusetts

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the consolidated balance sheets of UV Flu Technologies, Inc. as of September 30, 2012 and 2011 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. UV Flu Technologies, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. Our audits of the financial statements include examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of UV Flu Technologies, Inc. as of September 30, 2012 and 2011 and the consolidated results of its operations, stockholders’ equity, and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Weaver Martin & Samyn, LLC

Kansas City, Missouri

December 31, 2012

UV FLU TECHNOLOGIES, INC

CONSOLIDATED BALANCE SHEETS

	September 30, 2012	September 30, 2011

ASSETS

Current Assets
Cash	$19,941	$9,519
Accounts receivable	13,171	3,268
Inventory	133,025	114,407
Prepaid	160,063	107,184

Total Current Assets	326,200	234,378

Property and Equipment
Equipment, net of accumulated depreciation of $2,761 and $1,297 as of September 30, 2012 and 2011, respectively	5,678	6,685

Total Assets	$331,878	$241,063

LIABILITIES

Current Liabilities:

Accounts payable and accrued expenses	$54,857	$126,256
Loans payable, net of discounts of $0 and $19,966 as of September 20, 2012 and 2011, respectively	96,207	158,380

Total Current Liabilities	151,064	284,636

Long term portion of loans payable	$6,124	$12,331

STOCKHOLDERS’ EQUITY

Capital Stock:
Authorized:
75,000,000 common shares, par value $0.001 per share
Issued and outstanding:
46,859,263 common shares at September 30, 2012 and 20,950,017 common shares at September 30, 2011,	46,860	20,950

Additional paid-in capital	2,493,596	1,467,231

Retained Deficit	(2,365,766)	(1,544,085)

Total Stockholders’ Equity	174,690	(55,904)

Total Liabilities and Stockholders’ Equity	$331,878	$241,063

UV FLU TECHNOLOGIES, INC

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended September 30, 2012	Year Ended September 30, 2011

Sales	$155,871	$155,749

Cost of Sales	71,243	79,969

Gross Profit	84,628	75,780

Expenses
Bad debt	2,262	9,958
Depreciation and amortization	1,464	670
Impairment expense	-	245,378
General and administrative	845,465	604,343

Total Expenses	849,191	860,349

(Loss) from Operations	(764,563)	(784,569)

Other Income (Expense)
Gain on forgiveness of debt	23,381	-
Interest expense	(84,143)	(64,504)
Gain on sale of assets	3,644	-
Total other income (expense)	(57,118)	(64,504)

Net (Loss)	$(821,681)	$(849,073)

Net Loss Per Share – basic and diluted	$(0.02)	$(0.06)

Weighted Average Number Of Shares Outstanding – basic and diluted	38,494,974	14,536,494

UV FLU TECHNOLOGIES, INC

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

			Additional
	Capital Stock		Paid-in	Retained
	Shares	Amount	Capital	Deficit	Total

Balances, September 30, 2010	11,270,000	$11,270	$162,230	$(695,012)	$(521,512)

Shares issued for compensation	2,412,500	2,412	236,088	-	238,500
Shares issue d in acquisition	375,000	375	134,625	-	135,000
Discount issued on Notes Payable	-	-	93,925	-	93,925
Shares issued for cash	2,250,000	2,250	101,750	-	104,000
Shares issued for conversion of Notes Payable	4,642,517	4,643	738,613	-	743,256
Net Loss for the year ended September 30, 2011	-	-	-	(849,073)	(849,073)

Balances, September 30, 2011	20,950,017	$20,950	$1,467,231	$(1,544,085)	$(55,904)

Shares issued for conversion of Notes Payable	10,845,834	10,846	255,454	-	266,300
Shares issued for services	5,116,250	5,116	164,484	-	169,600
Shares issued for compensation	2,162,500	2,163	193,137	-	195,300
Shares issued for cash	5,435,464	5,436	249,226	-	254,662
Stock issued for accounts payable and accrued expenses	2,349,167	2,349	124,351	-	126,700
Contributed Capital	-	-	14,000	-	14,000
Discount issued on Notes Payable	-	-	25,714	-	25,714
Rounding due to reverse split	31	-	(1)	-	(1)
Net Loss for the year ended September 30, 2012	-	-	-	(821,681)	(821,681)

Balances, September 30, 2012	46,859,263	$46,860	$2,493,596	$(2,365,766)	$174,690

*All amounts have been adjusted to be shown post-split

UV FLU TECHNOLOGIES, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended September 30, 2012	Year ended September 30, 2011

Cash Flows from Operating Activities:
Net (loss)	$(821,681)	$(849,073)
Adjustments to Reconcile Net Loss to Net Cash Used by Operating Activities:
Depreciation and amortization	1,464	670
Stock issued for compensation	195,300	238,500
Stock issued for services	169,600	-
Impairment expense	-	245,378
Amortization of beneficial conversion feature	45,680	73,959
Gain on sale of assets	(3,644)	-
Changes in current assets and liabilities
Accounts receivable	(9,904)	6,982
Prepaid expenses	(135,881)	(5,119)
Inventory	(18,617)	(5,113)
Accounts payable and accrued expenses	53,656	(42,830)
Net Cash Flows (used) by Operating Activities	(524,027)	(336,646)

Cash Flows from Investing Activities:
Purchase of equipment	(457)	(3,985)
Proceeds from sale of assets	86,644	-
Net Cash Flows provided by Investing Activities	86,187	(3,985)

Cash Flows From Financing Activity:
Cash acquired in acquisition	-	677
Cash paid for in acquisition	-	(10,000)
Contributed Capital	14,000	-
Proceeds/payments on loans payable, net	179,600	255,473
Sale of common shares	254,662	104,000
Net Cash Flows provided by Financing Activities	448,262	350,150

Net increase in cash	10,422	9,519

Cash, Beginning Of Period	9,519	-

Cash, End Of Period	$19,941	$9,519

Supplemental Disclosure Of Cash Flow Information
Cash paid for interest	$35,926	$1,019
Cash paid for income taxes	$-	$-
Subsidiary acquired through issuance of stock	$-	$135,000
Note payable converted to common shares	$266,300	$743,256
Stock issued for compensation	$195,300	$238,500
Accounts Payable and accrued expenses converted to common stock	$126,700	$-
Stock issued for services	$169,600	$-

UV FLU TECHNOLOGIES, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE AND CONTINUANCE OF OPERATIONS

a)	Organization

UV Flu Technologies, Inc (referred to herein as “we”, “us”, “our” and similar terms) was incorporated as Northwest Chariots Incorporated in the State of Nevada, United States of America, on April 04, 2006. On November 12, 2009, the Company changed its name from Northwest Chariots Incorporated to UV Flu Technologies, Inc. The Company year-end is September 30th. We acquired our subsidiary, RxAir Industries, LLC, on January 31, 2011. The consolidated financial statements as of September 30, 2012 and 2011 contain the accounts and activities of UV Flu Technologies, Inc. and RxAir Industries, LLC. All intercompany accounts and transactions have been eliminated in consolidation.

2.	BASIS OF PRESENTATION – GOING CONCERN

Our accompanying financial statements have been prepared in conformity with GAAP, which contemplates our continuation as a going concern. In addition, at September 30, 2012, we had incurred losses of $2,365,766, have cash on hand of $19,941, and have working capital of $175,136. There is no assurance that future capital raising plans will be successful in obtaining sufficient funds to assure our eventual profitability. While management believes that actions planned and presently being taken to revise our operating and financial requirements provide the opportunity for us to continue as a going concern, there is no assurance the actions will be successful. In addition, recent events in worldwide capital markets may make it more difficult for us to raise additional equity or debt capital.

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

b)	Available-for-sale securities

The Company classifies its marketable equity securities as available-for-sale and they are carried at fair market value, with the unrealized gains and losses included in the determination of comprehensive income and reported in stockholders’ equity.

b)	Income Taxes

We have adopted the ASC subtopic 740-10. ASC 740-10 requires the use of the asset and liability method of accounting of income taxes. Under the asset and liability method of ASC 740-10, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We provide deferred taxes for the estimated future tax effects attributable to temporary differences and carry forwards when realization is more likely than not. See Note 7.

c)	Inventories

Inventories are stated at the lower of cost or market, with cost being determined using the first-in first-out method. Inventory as of September 30, 2012 consists of $117,904 of finished goods and $15,121 of raw materials for a total inventory of $133,025. Inventory as of September 30, 2011 consisted of $81,145 of finished goods and $33,262 of raw materials for a total inventory of $114,407.

d)	Property and Equipment

Property and equipment are recorded at cost. Expenditures for major additions and improvements are capitalized and minor replacements, maintenance, and repairs are charged to expense as incurred. When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes. The estimated useful lives for significant property and equipment categories are as follows:

Equipment	5 years
Furniture	7 years

The Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors. Based on this assessment there were no impairments needed as of September 30, 2012 or 2011. Depreciation expense for the years ended September 30, 2012 and 2011 was $1,464 and $670, respectively.

e)	Advertising

Advertising costs are expensed as in accordance with ASC subtopic 720-35 (formerly SOP 93-7). Advertising costs for the years ended September 30, 2012 and 2011 were $32,332 and $47,256, respectively. These costs were included in general and administrative costs.

f)	Basic and Diluted Loss Per Share

In accordance with ASC subtopic 260-10, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At September 30, 2012 and 2011, we had no stock equivalents that were anti-dilutive and excluded in the earnings per share computation, therefore basic loss per share and diluted loss per share are the same.

g)	Estimated Fair Value of Financial Instruments

The carrying value of our financial instruments, consisting of cash, accounts receivable, and accounts payable and accrued expenses approximate their fair value as of September 30, 2012 and 2011 due to the short-term maturity of such instruments. It is management’s opinion that we are not exposed to significant interest, currency, or credit risks arising from these financial statements. See Note 8 for further details.

h)	Revenue Recognition

It is our policy that revenues will be recognized in accordance with ASC subtopic 605-10. Revenues are recognized only when the Company has transferred to the customer the significant risk and rewards of ownership of the goods, title to the products transfers, the amount is fixed and determinable, evidence of an agreement exists, there is reasonable assurance of collection of the sales proceeds, the Company has no future obligations, and the customer bears the risk of loss. This occurs at the time of shipment (FOB shipping point) of the products from the Company’s warehouse and an invoice is prepared.. There are no rights of return and exchange is allowed only on defective products. Recognition of revenue is not affected as the right of exchange results in new units being shipped to the customer once defective units have been received by the company and verified as defective.

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

Cash is comprised of cash on hand and demand deposits. Cash equivalents include short-term highly liquid investments with original maturities of three months or less that are readily convertible to known amounts of cash and which are subject to an insignificant risk of change in value. The Company has no cash equivalents as of September 30, 2012 or 2011.

l)	Sales Concentrations

25% of our sales for the year ended September 30, 2012 have been accounted for by our three largest customers. They represent 6%, 6% and 13% respectively of our total sales, respectively.

44% of our sales for the year ended September 30, 2011 have been accounted for by our three largest customers. They represent 15%, 15% and 14% respectively of our total sales, respectively.

m)	Impairment of long-lived assets

The Company reviews its long-lived assets and intangibles periodically to determine potential impairment by comparing the carrying value of the long-lived assets with the estimated future cash flows expected to result from the use of the assets, including cash flows from disposition. Should the sum of the expected future cash flows be less than the carrying value, the Company would recognize an impairment loss. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the long-lived assets and intangibles. The Company recognized no impairment losses during the year ended September 30, 2012.

n)	Credit Risks

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. At September 30, 2012 and 2011, the Company had no funds in excess of the FDIC insured limits.

o)	Reclassifications

Certain reclassifications have been made to the prior years’ financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.

p)	Year-end

The Company has adopted September 30 as its fiscal year end.

q)	Recent Accounting Pronouncements

The Company has evaluated all new accounting pronouncements as of the date of these financial standards and has determined that none have or will have a material impact on the financial statements or disclosures.

4.	PREPAID EXPENSES AND OTHER ASSETS

The Company has $160,063 and $107,184 in prepaid expenses and other assets as of September 30, 2012 and 2011. The balance as of September 30, 2012 consists of prepaid inventory deposits of $136,188, prepaid insurance of $5,984, prepaid rent of $1,950, prepaid interest of $4,000, security deposits of $4,380 and other assets of $7,561. The balance as of September 30, 2011 consists of prepaid inventory deposits of $89,880, prepaid insurance of $6,675, prepaid rent of $1,950, security deposits of $4,380 and other assets of $4,299. The Company expects to use all the prepaid expenses and other assets within the next year.

5.	LOANS PAYABLE AND GAIN ON FORGIVENESS OF DEBT

As of September 30, 2010, the Company had $541,864 in notes payable. During the year ended September 30, 2011, the Company converted some of those balances along with additional borrowings and accrued interest into common stock. During the year ended September 30, 2011, $743,256 of notes payables were converted into 4,642,517 shares of common stock.

As of September 30, 2011, the Company had a note payable in the amount of 7,500. The note was due on demand and accrued interest at 10%. In December of 2011, the principle balance of $7,500 was converted into 62,500 shares of common stock at fair market value. Accrued interest of $8,907 was forgiven and recorded as forgiveness of debt income. No balance remains on this loan as of September 30, 2012.

As of September 30, 2011, the Company had a note payable in the amount of $115,000. The note was due on October 24, 2011 and accrued interest at 6% and was convertible. The beneficial conversion feature of the note was valued and a discount was recorded in the amount of $57,500. During the year ended September 30, 2011, $51,112 of the discount was amortized into interest expense and $6,388 remained as a discount as of September 30, 2012. During the year ended September 30, 2012, the remaining $6,388 discount was amortized into interest expense and there is no discount remaining. In October of 2011, the $115,000 principle balance and $3,000 of accrued interest was converted into 4,916,666 shares of common stock at fair market value. No balance remains on this note as of September 30, 2012.

As of September 30, 2011, the Company had a note payable in the amount of $32,500. The note was due on June 6, 2012 and accrued interest at 8% and was convertible. The beneficial conversion feature of the note was valued and a discount was recorded in the amount of $15,275. During the year ended September 30, 2011, $1,697 of the discount was amortized into interest expense and $13,578 remained as a discount as of September 30, 2012. During the year ended September 30, 2012, the remaining $13,578 was amortized into interest expense and there is no discount remaining. This note was repaid in February of 2012 so no balance remains on this note as of September 30, 2012.

As of September 30, 2011, the Company had a note payable in the amount of $19,000. The note was due on demand and accrued interest at 6% and was convertible at the market value of the stock on the date the note was executed. There was no beneficial conversion feature related to this note. During the year ended September 30, 2012, an additional $121,800 was received on this loan bringing the balance to $140,800. In May of 2012, the principle balance of $140,800 was converted into 5,866,668 shares of common stock at fair market value. Accrued interest of $2,316 was forgiven and recorded as forgiveness of debt income. No balance remains on this note as of September 30, 2012.

As of September 30, 2011, the Company had a note payable in the amount of $16,677. The note is due in 60 monthly installments of $489.15. The note would mature in September of 2014. As of September 30, 2011, the long term portion of this loan was $12,331 and the current portion was $4,346. As of September 30, 2012, the balance due on this note is $12,331 of which $6,124 is long term and $6,207 is current.

As of September 30, 2011, the Company had unrelated third party loans payable of $170,111, net of discounts of $19,966. Of this amount $12,331 was long term and $158,380 was current.

In August of 2012, the Company borrowed $20,000. The note is due on demand and accrues interest at 5% per calendar month. As of September 30, 2012, the balance of the note is $20,000 and the balance of accrued interest is $1,000.

In April, July, and August of 2012, the Company borrowed $30,000, $20,000, and $20,000 from the same entity. The notes accrued interest at 4% per month, 1% per month, and 5% per month, respectively. The loans are payable on demand. The April note and the August note are convertible at a rate that was less than the fair market value of the stock on the date the note was executed. This beneficial conversion feature was calculated at $25,714 and was amortized into interest expense immediately since the notes are demand notes. As of September 30, 2012, the balance on these notes is $70,000 and the balance of accrued interest is $500.

As of September 30, 2012, the Company had unrelated third party loans payable of $102,331, net of no discounts. Of this amount $6,124 was long term and $96,207 was current.

During the year ended September 30, 2012, as detailed out above, the Company converted a total of $266,300 of debt into 10,845,834 shares of common stock. The company also recorded forgiveness of debt income relating to these conversions in the amount of $11,222. During the year the Company also had $12,159 of account payable forgiven to bring total forgiveness of debt income to $23,381for the year ended September 30, 2012.

Interest expense, including amortization of discounts, relating to these notes was $84,143 and $64,504 for the year ended September 30, 2012 and 2011, respectively.

6.	COMMON STOCK

Our authorized common stock consists of 75,000,000 shares of common stock with a par value of $0.001 per share. On January 20, 2012, the Company did a 1 for 4 reverse split of its common stock. All stock amount shown in these financial statements have been adjusted for that split.

On September 30, 2010, the Company had 11,270,000 shares of common stock issued and outstanding. There were no outstanding options or warrants.

On January 20, 2011, we issued 250,000 shares of common stock to the directors of the Company for compensation. The shares given were valued at the current market price of $.244 per share for a total consideration of $61,000

On February 9, 2011, we issued 375,000 shares of common stock in the acquisition of RxAir Industries, LLC. The shares issued were valued at the current market price on the date of acquisition of $135,000 ($.36 per share). See note10 for further details.

On February 9, 2011, we issued 56,250 shares of common stock to three key Rx Air personnel as for consulting services related to the acquisition of RxAir Industries, LLC. The shares given were valued at the current market price on the date of acquisition of $.36 per share for a total consideration of $20,250. See note 4

On February 22, 2011, we issued 437,500 shares of common stock to directors for compensation. The shares given were valued at the current market price of $.136 per share for a total consideration of $59,500.

On February 22, 2011, we issued 43,750 shares of common stock to consultants for consulting and marketing services to the Company. The shares given were valued at the current market price of $.136 per share for a total consideration of $5,950

On February 22, 2011, we issued 112,500 shares of common stock of the Company at a price of $0.08 for cash totaling $9,000

On February 25, 2011, we issued 2,486,549 shares of common stock at a price of $0.28 in settlement of $696,234 of convertible debt. See note 5 for further detail.

On May 2, 2011, we issued 537,500 shares of common stock at a price of $.08 for cash totaling $43,000.

On June 7, 2011, we issued 850,000 shares of common stock in the Company at a price of $.04 for cash totaling $34,000.

On June 7, 2011, we issued 550,000 shares of common stock as compensation for services performed. The shares were valued at the current market price of $.12 per share for a total consideration of $66,000.

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

On September 30, 2011, the Company had 20,950,017 shares of common stock issued and outstanding. There were no outstanding options or warrants.

During the year ended September 30, 2012, the Company issued 10,845,834 shares of common stock in relation to conversions of notes payable in the amount of $266,300. See Note 5 for further details.

During the year ended September 30, 2012, the president of the Company contributed assets with a fair market value of $14,000 to the Company. This contribution will not be repaid and was considered contributed capital.

In October of 2011, the Company issued 4,291,667 shares for consulting services. The shares were valued at $0.24, fair market value, for a total expense of $103,000.

In October of 2011, the Company issued 1,729,167 shares of common stock for $55,500 of accounts payable held by a related party. The shares were valued at market value. See note 11 for further details.

In October of 2011, the Company issued 1,062,500 shares of common stock for compensation amounting to $25,500. The shares were valued at market value.

In December of 2011, the Company issued 62,500 shares of common stock at a purchase price of $.08, for total proceeds of $5,000.

In December of 2011, the Company issued 105,000 shares of common stock for consulting services. The shares were valued at $.06, fair market value, for a total expense of $6,300.

In February of 2012, the Company issued 493,750 shares of common stock at a purchase price of $.08, for total proceeds of $39,500.

In February of 2012, the Company issued 500,000 shares of common stock as compensation. The shares were valued at market value for a total expense of $90,000

In February of 2012, the Company issued 56,250 shares of common stock for consulting services. The shares were valued at $.08, fair market value, for a total expense of $4,500.

In February of 2012, the Company issued 400,000 to satisfy a $60,000 accrued expense liability. The shares were valued at fair market value.

In April of 2012, the Company issued 2,799,214 shares of common stock at a purchase price of $.04, for total proceeds of $121,162.

In April of 2012, the Company issued 600,000 shares of common stock as compensation. The shares were valued at market value for a total expense of $79,800

In April of 2012, the Company issued 100,000 shares of common stock for consulting services. The shares were valued at $.133, fair market value, for a total expense of $13,300.

In April of 2012, the Company issued 120,000 shares of common stock as payment of interest. The shares were valued at market value for a total expense of $7,200

In May of 2012, the Company issued 1,000,000 shares of common stock at a purchase price of $.05, for total proceeds of $50,000.

In May of 2012, the Company issued 113,333 shares of common stock for consulting services. The shares were valued at $.15, fair market value, for a total expense of $17,000.

In August and September of 2012, the Company issued 1,100,000 shares of common stock at various purchase prices, for total proceeds of $39,000.

In August and September of 2012, the Company issued 450,000 shares of common stock for consulting services. The shares were valued at fair market value, for a total expense of $25,500.

In September of 2012, the Company issued 100,000 shares of common stock as payment of interest. The shares were valued at market value for a total expense of $4,000

As of September 30, 2012, the Company has 46,859,263 shares of common stock issued and outstanding and no outstanding options or warrants.

7.	INCOME TAXES

We are subject to income taxes in the United States. Substantially all operations prior to September 30, 2009 were in Canada. Substantially all operations after October of 2010 have been conducted in the United States.

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

The provision for refundable Federal income tax, using an effective tax rate of thirty-four percent (34%), consists of the following:

	Year Ended September 30, 2012	Year Ended September 30, 2011
Refundable Federal income tax attributable to:
Current operations	$(213,000)	$(289,000)
Change in deferred tax valuation allowance	213,000	289,000
Net refundable amount	-	-

The cumulative tax effect at the expected rate of thirty-four percent (34%) of significant items comprising our net deferred tax amount is as follows:

	September 30, 2012	September 30, 2011
Deferred tax asset attributable to:
Net operating loss carryover	$611,000	$398,000
Less: Valuation allowance	(611,000)	(398,000)
Net deferred tax asset	-	-

As of September 30, 2012, we had an unused Canadian NOL carryover of approximating $128,859 that is available to offset future taxable income in Canada; it begins to expire in 2026. The Company currently has no Canadian operations. As of September 30, 2012, we have unused NOL carryover of approximately $1,796,230 that is available to offset future taxable income in the U.S., it begins to expire in 2030. These U.S. NOL’s may be limited because we have not filed income tax returns for the current period or any previous periods.

7.	Fair Value Measurements

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

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of September 30, 2012:

	Level 1	Level 2	Level 3	Fair Value
Cash	$19,941	$-	$-	$19,941
Accounts receivable	-	13,171	-	13,171
Accounts payable	-	54,857	-	54,857
Notes Payable	-	102,331	-	102,331

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of September 30, 2011:

	Level 1	Level 2	Level 3	Fair Value
Cash	$9,519	$-	$-	$9,519
Accounts receivable	-	3,268	-	3,268
Accounts payable	-	126,256	-	126,256
Notes Payable	-	170,711	-	170,711

9.	COMMITMENTS

The Company has entered into three leases for its main business locations as of September 30, 2012. The first lease for office space calls for payments of $900 to $1,000 per month from August 15, 2010 to August 14, 2013. The second lease for office space calls for payments of $1,460 per month from May 1, 2012 to April 30, 2013. The third lease for a corporate service package calls for payments of $175 per month from August 1, 2012 to January 31, 2013. The minimum future payments under these leases are $11,620 for the year ended September 30, 2013. Rent expense was $31,167 and $24,020 for the years ended September 30, 2012 and 2011, respectively.

10.	Acquisition of RxAir Industries, LLC AND Related Goodwill Impairment

In January of 2011, the Company acquired RxAir Industries, LLC (RxAir). Our consolidated financial statements for the year ended September 30, 2011 includes the financial results of RxAir from the date of the acquisition to September 30, 2011. The company paid $10,000 in cash, $115,000 in the form of a note payable, and issued 375,000 shares of common stock, which was valued at $135,000 based on the closing market price on the date of the agreement of $0.36, for a total purchase price of $260,000. The following table accounts for the purchase price, the assets acquired and the subsequent goodwill:

Tangible assets acquired, net of liabilities assumed	$14,622
Goodwill	245,378
Total purchase price paid	$260,000

The Company then reviewed the goodwill for impairment. Due to no historical proven track record of cash flows generated by RxAir, the goodwill was fully impaired and $245,378 of impairment expense was recorded during the year ended September 30, 2011.

11.	RELATED PARTY TRANSACTIONS

During the years ended September 30, 2012 and 2011, the Company paid a Chamberlain Capital Partners’, a company owned by the president, for his services and also reimbursed Chamberlain for the President’s health insurance and for miscellaneous office expenses. During the year ended September 30, 2012, the Company paid Chamberlain approximately $51,000 in compensation for the President’s services, and approximately $15,000 in reimbursements for health insurance and miscellaneous office expenses. For the year ended September 30, 2011, the Company paid Chamberlain approximately $23,000 and accrued another $55,000 in compensation for the President’s services, and approximately $15,000 in reimbursements for health insurance and miscellaneous office expenses.

During the year ended September 30, 2012, the Company had an accounts payable to Chamberlain in relation to the compensation for the President’s services of $55,500. In October of 2011, the Company satisfied this accounts payable by issuing 1,729,167 shares of common stock to Chamberlain. The common stock was valued at fair market value at the time of the conversion.

12.	SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through the date these financial statements were issued and determined that there are no subsequent events to record and the following subsequent events to disclose:

In October of 2012, the Company amended its Articles of Incorporation to increase the number of authorized common stock shares from 50,000,000 to 75,000,000. The par value remains $.001

In October of 2012, the Company issued 1,950,000 shares of common stock for a capital investment of $78,000, and 3,552,500 shares of common stock for consulting and directors fees, and related expenses.

