Form 10-Q
period 2012-12-31
UV FLU TECHNOLOGIES INC
filed 2013-02-19
CIK 1385310

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 333-140322

UV FLU TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Nevada	98-0496885
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

411 Main Street, Bldg. #5 Yarmouth Port, Massachusetts 02675
(Address of principal executive offices) (Zip Code)

(508) 362-5455
(Registrant’s telephone number, including area code)

1694 Falmouth Road, Suite 125 Centerville, Massachusetts 02632-2933
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

☐	Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer (Do not check if smaller reporting company)	☒	Smaller Reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes   ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 9, 2013
Common stock, $.001 par value	52,361,763

UV FLU TECHNOLOGIES, INC.

FORM 10-Q

December 31, 2012

FORWARD-LOOKING STATEMENTS

This Report on Form 10-Q contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward-looking statements included in this report. Such statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” or similar terms, variations of such terms or the negative of such terms. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements. Such statements address future events and conditions concerning, among others, capital expenditures, earnings, litigation, regulatory matters, liquidity and capital resources and accounting matters. Actual results in each case could differ materially from those anticipated in such statements by reason of factors such as future economic conditions, changes in consumer demand, legislative, regulatory and competitive developments in markets in which we operate, results of litigation and other circumstances affecting anticipated revenues and costs, and the risk factors set forth under the heading “Risk Factors” in our Annual report on Form 10-K for the fiscal year ended September 30, 2012, filed on December 31, 2012.

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

PART I—FINANCIAL INFORMATION

 Item 1.  Consolidated Financial Statements.

UV FLU TECHNOLOGIES, INC

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2012 (unaudited)	September 30, 2012 (audited)

ASSETS

Current Assets
Cash	$32,627	$19,941
Accounts receivable	9,097	13,171
Inventory	197,410	133,025
Prepaid	134,011	160,063

Total Current Assets	373,145	326,200

Equipment, net of depreciation of $3,055 and $2,761 as of December 31, 2012 and September 30, 2012, respectively	5,312	5,678

Total Assets	$378,457	$331,878

LIABILITIES

Current Liabilities:
Accounts payable and accrued expenses	$51,395	$54,857
Notes payable – current portion	111,124	96,207

Total Current Liabilities	162,519	151,064

Long term portion of loan payable	5,121	6,124

STOCKHOLDERS’ EQUITY

Common Stock (Note 6)
Authorized:
75,000,000 shares, par value $0.001 per share
Issued and outstanding:
52,361,763 shares at December 31, 2012 and 46,859,263 shares at September 30, 2012	52,363	46,860

Additional paid-in capital	2,822,669	2,493,596

Deficit Accumulated During the Development Stage	(2,664,215)	(2,365,766))

Total Stockholders’ Equity	210,817	(174,690))

Total Liabilities and Stockholders’ Equity	$378,457	$331,878

The accompanying notes are an integral part of these statements.

UV FLU TECHNOLOGIES, INC

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	Three months ended December 31, 2012	Three months ended December 31, 2011

Sales and Rental Revenues	$54,385	$31,082

Cost of Sales	35,199	14,224

Gross Profit	19,186	16,858

Expenses
Depreciation and amortization	366	366
Marketing	1,650	3,733
Office and administration	90,991	56,767
Professional fees	184,421	54,298
Consulting	33,825	140,898

Total Expenses	311,253	256,062

(Loss) from Operations	(292,067)	(239,205)

Other Income (Expense)
Gain on sale of assets	-
Interest expense	(6,381)	(14,745)
Gain (Loss) on foreign exchange	-

Net (Loss)	$(298,448)	$(253,949)

Basic And Diluted Loss Per Share	$(0.01)	$(0.01)

Weighted Average Number Of Shares Outstanding	50,752,175	32,693,862

The accompanying notes are an integral part of these statements.

UV FLU TECHNOLOGIES, INC

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Three months ended December 31, 2012	Three months ended December 31, 2011

Cash Flows from Operating Activities:
Net (loss)	$(298,448)	$(253,949)

Adjustments to Reconcile Net Loss to Net Cash Used by Operating Activities:
Depreciation and amortization	366	366
Stock issued for compensation	200,325	109,300
Stock issued for debt settlement	-	206,500
Amortization of beneficial conversion feature	-	11,480
Changes in current assets and liabilities
Accounts receivable	4,074	(16,267)
Prepaid	82,303	2,825
Inventory	(64,386)	5,967
Accounts payable and accrued liabilities	(1,962)	(40,233)
Net Cash Flows provided by Operating Activities	(77,728)	25,989

Cash Flows from Investing Activities:
Purchase of equipment	-	(173)

Net Cash Flows provided by Investing Activities	-	(173)

Cash Flows From Financing Activity:
Proceeds from notes payable	12,414	(32,540)
Sale of common shares	78,000	5,000
Net Cash Flows provided by Financing Activities	90,414	(27,540)

Net Cash Flows	12,686	(1,724)

Cash, Beginning Of Period	19,941	9,520

Cash, End Of Period	$32,627	$7,796

Supplemental Disclosure Of Cash Flow Information
Cash paid for:
Interest	$6,381	$14,724
Income tax	$-	$-
Debt converted to shares	$-	$206,500
Stock issued for compensation	$200,325	$109,300

The accompanying notes are an integral part of these statements.

UV FLU TECHNOLOGIES, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE AND CONTINUANCE OF OPERATIONS

a)	Organization

UV Flu Technologies, Inc (referred to herein as “we”, “us”, “our” and similar terms) was incorporated as Northwest Chariots Incorporated in the State of Nevada, United States of America, on April 04, 2006. On November 12, 2009, the Company changed its name from Northwest Chariots Incorporated to UV Flu Technologies, Inc. The Company year-end is September 30th. We acquired our subsidiary, RxAir Industries, LLC, on January 31, 2011. The consolidated financial statements as of December 31, 2012 and September 30, 2012 contain the accounts and activities of UV Flu Technologies, Inc. and RxAir Industries, LLC. All intercompany accounts and transactions have been eliminated in consolidation.

2.	BASIS OF PRESENTATION – GOING CONCERN

Our accompanying financial statements have been prepared in conformity with GAAP, which contemplates our continuation as a going concern. In addition, at December 31, 2012, we had incurred losses of $2,664,215, have cash on hand of only $32,627, and have working capital of $210,626. There is no assurance that future capital raising plans will be successful in obtaining sufficient funds to assure our eventual profitability. While management believes that actions planned and presently being taken to revise our operating and financial requirements provide the opportunity for us to continue as a going concern, there is no assurance the actions will be successful. In addition, recent events in worldwide capital markets may make it more difficult for us to raise additional equity or debt capital.

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

UV FLU TECHNOLOGIES, INC

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

Inventories are stated at the lower of cost or market, with cost being determined using the first-in first-out method.  Inventories consist of purchased goods held for resale. As of December 31, 2012 we had $178,693 of finished goods and $18,717 in raw materials.  As of September 30, 2012, we had $117,904 of finished goods and $15,121 of raw materials.  Inventory is reviewed for obsolescence at the end of each reporting period.

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

The Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors. Based on this assessment there were no impairments needed as of December 31, 2012 or 2011. Depreciation expense for the three months ended December 31, 2012 and 2011 was $366 and $366, respectively.

e)	Advertising

Advertising costs are expensed as in accordance with ASC subtopic 720-35 (formerly SOP 93-7). Advertising costs for the three months ended December 31, 2012 and 2011 were $0 and $3,733, respectively. These costs were included in general and administrative costs.

f)	Basic and Diluted Loss Per Share

In accordance with ASC subtopic 260-10, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At December 31, 2012 and 2011, we had no stock equivalents that were anti-dilutive and excluded in the earnings per share computation, therefore basic loss per share and diluted loss per share are the same.

g)	Estimated Fair Value of Financial Instruments

The carrying value of our financial instruments, consisting of cash, accounts receivable, and accounts payable and accrued expenses approximate their fair value as of December 31, 2012 and 2011 due to the short-term maturity of such instruments. It is management’s opinion that we are not exposed to significant interest, currency, or credit risks arising from these financial statements. See Note 8 for further details.

UV FLU TECHNOLOGIES, INC

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

Cash is comprised of cash on hand and demand deposits. Cash equivalents include short-term highly liquid investments with original maturities of three months or less that are readily convertible to known amounts of cash and which are subject to an insignificant risk of change in value. There were no cash equivalents as of December 31, 2012 and September 30, 2012.

l)	Sales Concentrations

60% of our sales for the three months ended December 31, 2012 have been accounted for by our three largest customers. They represent 36%, 13% and 11% respectively of our total sales, respectively.

65% of our sales for the three months ended December 31, 2011 have been accounted for by our three largest customers. They represent 32%, 20% and 13% respectively of our total sales, respectively.

m)	Impairment of long-lived assets

The Company reviews its long-lived assets and intangibles periodically to determine potential impairment by comparing the carrying value of the long-lived assets with the estimated future cash flows expected to result from the use of the assets, including cash flows from disposition. Should the sum of the expected future cash flows be less than the carrying value, the Company would recognize an impairment loss. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the long-lived assets and intangibles. The Company recognized no impairment losses during the three months ended December 31, 2012 or 2011.

n)	Credit Risks

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. At September 30, 2012 and December 31, 2012, the Company had no funds in excess of the FDIC insured limits.

o)	Reclassifications

Certain reclassifications have been made to the prior years’ financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.

p)	Year-end

The Company has adopted September 30 as its fiscal year end.

q)	Recent Accounting Pronouncements

The Company has evaluated all new accounting pronouncements as of the date these financial statements were issued and has determined that none have or will have a material impact on the financial statements or disclosures.

4.	PREPAID EXPENSES AND OTHER ASSETS

The Company has $134,011 and $104,359 in prepaid expenses and other assets as of December 31, 2012 and 2011, respectively. The balance as of December 31, 2012 consists of prepaid inventory deposits of $62,935, prepaid insurance of $1,496, prepaid rent of $1,950, prepaid interest of $1,000, security deposits of $4,380, other assets of $6,000, and prepaid compensation related to options of $56,250 (see footnote 6 for further details on options). The balance as of September 30, 2012 consists of prepaid inventory deposits of $136,188, prepaid insurance of $5,984, prepaid rent of $1,950, prepaid interest of $4,000, security deposits of $4,380 and other assets of $7,561. The Company expects to use all the prepaid expenses and other assets within the next year.

5.	NOTES PAYABLE AND GAIN ON FORGIVENESS OF DEBT

As of September 30, 2011, the Company had a note payable in the amount of $7,500. The note was due on demand and accrued interest at 10%. In December of 2011, the principle balance of $7,500 was converted into 62,500 shares of common stock at fair market value. Accrued interest of $8,907 was forgiven and recorded as forgiveness of debt income. No balance remains on this loan as of September 30, 2012.

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

As of September 30, 2011, the Company had a note payable in the amount of $16,677. The note is due in 60 monthly instalments of $489.15. The note would mature in September of 2014. As of September 30, 2012, the balance due on this note is $12,331 of which $6,124 is long term and $6,207 is current. As of December 31, 2012, the balance due on this note is $11,245 of which $5,121 is long term and $6,124 is current.

In August of 2012, the Company borrowed $20,000. The note is due on demand and accrues interest at 5% per calendar month. As of September 30, 2012, the balance of the note is $20,000 and the balance of accrued interest is $1,000. As of December 31, 2012, the balance of the note is $20,000 and the balance of accrued interest is $0.

In the three months ended December 31, 2012, the Company borrowed $15,000. The note is due on demand and accrues interest at 5% per calendar month. As of December 31, 2012, the balance of the note is $15,000 and the balance of accrued interest is $0.

In April, July, and August of 2012, the Company borrowed $30,000, $20,000, and $20,000 from the same entity. The notes accrued interest at 4% per month, 1% per month, and 5% per month, respectively. The loans are payable on demand. The April note and the August note are convertible at a rate that was less than the fair market value of the stock on the date the note was executed. This beneficial conversion feature was calculated at $25,714 and was amortized into interest expense immediately since the notes are demand notes. As of September 30, 2012, the balance on these notes is $70,000 and the balance of accrued interest is $500. As of December 31, 2012, the balance on these notes is $70,000 and the balance of accrued interest is $0.

During the year ended September 30, 2012, as detailed out above, the Company converted a total of $266,300 of debt into 10,845,834 shares of common stock. The company also recorded forgiveness of debt income relating to these conversions in the amount of $11,222. During the year the Company also had $12,159 of account payable forgiven to bring total forgiveness of debt income to $23,381for the year ended September 30, 2012. During the three months ended December 31, 2012, no debt or payables were converted to common stock.

Interest expense, including amortization of discounts, relating to these notes was $6,381 and $14,745 for the three months ended December 31, 2012 and 2011, respectively.

UV FLU TECHNOLOGIES, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.	COMMON STOCK

Our authorized common stock consists of 75,000,000 shares of common stock with a par value of $0.001 per share. On January 20, 2012, the Company did a 1 for 4 reverse split of its common stock. All stock amount shown in these financial statements have been adjusted for that split.

On September 30, 2011, the Company had 20,950,017 shares of common stock issued and outstanding and no outstanding options or warrants.

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

In September of 2012, the Company issued 100,000 shares of common stock as payment of interest. The shares were valued at market value for a total expense of $4,000.

On September 30, 2012, the Company had 46,859,263 shares of common stock issued and outstanding and no outstanding options or warrants.

In October of 2012, 1,950,000 shares of common stock were issued for a capital investment of $78,000.

In October of 2012, 2,452,500 common shares were issued for consulting services. All were valued at $0.04.

In October of 2012, a total of 1,100,000 shares, all valued at $.03, were issued for compensation.

In October of 2012, the Board of Directors approved a Non-Qualified stock option plan for key employees and directors. 5,000,000 shares of common stock were reserved and 5,000,000 options were issued as compensation. All the options were valued at $0.03. 2,500,000 options vested immediately and were expensed as compensation expense during the three months ended December 31, 2012. 1,250,000 of the options vest in six months and the remaining 1,250,000 options vest in twelve months. These vesting options were valued and recorded as a prepaid asset that will be amortized into compensation expense over the vesting period. During the three months ended December 31, 2012, $18,750 was amortized into expense and $56,250 remains in prepaid expense as of December 31, 2012. The options have a term of ten years and an exercise price of $0.03, which was the fair market value of the stock on the date of the grant.

As of December 31, 2012, the Company has 52,361,763 shares of common stock issued and outstanding and 5,000,000 options granted, of which 2,500,000 were vested and are exercisable at $.03.

UV FLU TECHNOLOGIES, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.	INCOME TAXES

We are subject to US income taxes.  To date, we have accumulated losses of approximately $2,664,215 and therefore have paid no income tax.  We expect tax rates in the US to be approximately 34%.  Substantially all operations prior to September 30, 2009 were in Canada.  Substantially all operations after October of 2010 have been conducted in the United States.

Deferred income taxes arise from temporary timing differences in the recognition of income and expenses for financial reporting and tax purposes.  Our deferred tax assets consist entirely of the benefit from net operating loss (“NOL”) carry-forwards.  The NOL carry-forwards expire in 2029.  Our deferred tax assets are offset by a valuation allowance due to the uncertainty of the realization of the NOL carry-forwards.  NOL carry-forwards may be further limited by a change our ownership, other provisions of the tax laws, and because the Company has never filed tax returns in the United States.

The provision for refundable Federal income tax, using an effective tax rate of thirty-four percent (34%), consists of the following:

	Three months ended December 31, 2012	Year ended September 30, 2012
Refundable Federal income tax attributable to:
Current operations	$(101,000)	$(213,000)
Change in deferred tax valuation allowance	101,000	213,000
Net refundable amount	-	-

The cumulative tax effect at the expected rate of thirty-four percent (34%) of significant items comprising our net deferred tax amount is as follows:

	December 31, 2012	September 30, 2012
Deferred tax asset attributable to:
Net operating loss carryover	$712,000	$611,000
Less: Valuation allowance	(712,000)	(611,000)
Net deferred tax asset	-	-

At December 31, 2012, we had an unused Canadian NOL carryover of approximating $128,859 that is available to offset future taxable income in Canada; it expires the beginning in 2026. At December 31, 2012, we had unused NOL carryover of approximately $2,100,000 that is available to offset future taxable income in the U.S., it expires beginning in 2030.

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

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of December 31, 2012:

	Level 1	Level 2	Level 3	Fair Value
Cash	$32,627	$-	$-	$32,627
Accounts receivable	-	9,097	-	9,097
Accounts payable	-	51,395	-	51,395
Notes Payable	-	116,245	-	116,245

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of September 30, 2012:

	Level 1	Level 2	Level 3	Fair Value
Cash	$19,941	$-	$-	$19,941
Accounts receivable	-	13,171	-	13,171
Accounts payable	-	54,857	-	54,857
Notes Payable	-	102,331	-	102,331

UV FLU TECHNOLOGIES, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.	COMMITMENTS

The Company has entered into three leases for its main business locations as of December 31, 2012. The first lease for office space calls for payments of $900 to $1,000 per month from August 15, 2010 to August 14, 2013. The second lease for office space calls for payments of $1,460 per month from May 1, 2012 to April 30, 2013. The third lease for a corporate service package calls for payments of $175 per month from August 1, 2012 to January 31, 2013. The minimum future payments under these leases are $11,620 for the year ended September 30, 2013. Rent expense was $9,500 and $2,402 for the three months ended December 31, 2012 and 2011, respectively.

10.	RELATED PARTY TRANSACTIONS

During the three months ended December 31, 2012 and the year ended September 30, 2012, the Company paid Chamberlain Capital Partners, a company owned by the president, for his services and also reimbursed Chamberlain for the President’s health insurance and for miscellaneous office expenses. During the three months ended December 31, 2012, the Company paid Chamberlain approximately $19,400 in compensation for the President’s services, and approximately $3,687 in reimbursements for health insurance and miscellaneous expenses. During the year ended September 30, 2012, the Company paid Chamberlain approximately $51,000 in compensation for the President’s services, and approximately $15,000 in reimbursements for health insurance and miscellaneous office expenses

11.	SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through the date these financial statements were issued and determined there are no subsequent events to record or disclose.

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

Effective November 15, 2009, we acquired AmAirapure Inc.’s air purification technology, product, inventory, and certain equipment pursuant to an Asset Purchase Agreement with AmAirapure, Inc.  We issued 15,000,000 shares of our common stock to shareholders of AmAirapure in connection with the asset acquisition.  Additionally, on November 25, 2009, we entered into a Distribution Agreement with Puravair Distributors LLC (“Puravair”) where we appointed Puravair as our exclusive master distributor for our Viratech UV-400 product and our other products for the professional, medical, and commercial markets in the U.S. and Canada.  On September 30, 2010, we terminated our Distribution Agreement with Puravair and began adding new distributors, which totaled five as of year end.

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

The Company, has spent the last two years building the brand, and focusing marketing efforts towards areas that will not only generate sales, but educate consumers about the indoor air quality space, and why it is so important, and why our product is so unique in its ability to treat all forms of indoor air pollution. Sales have begun to show the results from these initiatives.  In order to meet our business objectives, we will need to raise additional funds through equity or convertible debt financing. There can be no assurance that we will be successful in raising additional funds and, if unsuccessful, our plans for expanding operations and business activities may have to be curtailed.  Any attempt to raise funds, through debt or equity financing, would likely result in dilution to existing shareholders.

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

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  We believe certain critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.  A description of our critical accounting policies is set forth in our Annual Report on Form 10-K for the year ended September 30, 2012.  As of, and for the three months ended December 31, 2012, there have been no material changes or updates to our critical accounting policies.

Results of Operations

The following discussion of the financial condition, results of operations, cash flows and changes in our financial position should be read in conjunction with our audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012 filed on December 31, 2012.

Results of Operations for the three months ended December 31, 2012 as compared to the three months ended December 31, 2011

During the three months ended December 31, 2012, we received gross revenue of $54,385 as compared to $31,082 for the three months ended December 31, 2011.

For the three months ended December 31, 2012 and December 31, 2011, we incurred a loss of $298,448 and $253,949 respectively.

Sales and Rental Revenue

During the three months ended December 31, 2012, we received gross revenue of $54,385 as compared to $31,082 for the three months ended December 31, 2011.  The increase is primarily related to the increase in sales of our Viratech UV-400, which has gained increased consumer traction from the health concerns generated from the current flu epidemic. The results don’t fully reflect the strides the Company has made in building a platform for significant growth. The Company has decided to split its marketing efforts into 4 major areas:

•	Residential
•	Medical
•	Commercial
•	Sleep Market

Residentially, the Company is utilizing mediums that can efficiently sell product, while also educating the consumer. Internet marketers, like Groupon and Woot, video, infomercials, and direct mail and email campaigns are all potential mediums. Our target market is health-conscious consumers, new mothers, any individuals undergoing chemotherapy or transplants, and individuals with asthma or allergies.

The Medical space, we are pursuing through our RX Air platform, which has an installed base of almost 600 hospitals worldwide. We plan on attacking this space through added distributors, both domestically, as well as Internationally, while also contacting all of our current customers. We are adding potential distributors in Italy, Finland, Jordan, and Tunisia.

The Commercial space includes offices, hair salons, restaurants, pet and veterinary applications, correctional facilities, health facilities, government buildings and day care centers.

The Sleep Market, which has the potential to be several times larger than the current air purification space, should be augmented by an endorsement agreement with a nationally known Sleep Doctor, whose frequent television appearances should help consumer and brand awareness. Clinical studies have linked Indoor Air Pollution as being the biggest environmental factor in causing sleep related issues, and sleep disorders are now known to dramatically increase the risks of stroke, cancer, diabetes, and a host of other health ailments. We feel furniture stores, through their bedding and infant nursery departments, hotels, sleep centers, and consumers with sleep disorders are all potential customers.

We have designed a lower cost unit for the residential marketplace, that we feel will be the best product in the market, and will incorporate our technology with an advanced filter medium. We feel next year the demand for that product internationally could be significant.

Net Income (Loss)

During the three months ended December 31, 2012, our net loss was $298,448 as compared to $253,949 for the three months ended December 31, 2011.  The increase in net loss is due to an increase in our general and administrative expenses of $311,253 for the three months ended December 31, 2012 as compared to $256,062 for the three months ended December 31, 2011 as a result of increased business activity associated with development of our new product line.

General and Administrative Expenses

During the three months ended December 31, 2012, we incurred total expenses of $311,253 as compared to $256,062 for the three months ended December 31, 2011.  The increase is primarily related to expenses for marketing, office and administration, professional fees, consulting and investor relation costs increased due to an increase business activity associated with development of the new product line.   The increases in these particular expenses are as follows:

	December 31, 2012	December 31, 2011
Marketing	$1,650	3,733
Office and administration	90,991	56,767
Professional fees	184,421	54,298
Consulting	33,825	140,898
Depreciation	366	366
Total	$311,253	256,062

Depreciation and amortization expense was $366 for the three months ended December 31, 2012 and $366 for the three months ended December 31, 2011.

Liquidity and Capital Resources

As of December 31, 2012, we had cash of $32,627, and working capital of $210,626.  During the period ended December 31, 2012, we funded our operations from receipts of sales revenues, proceeds from loans payable and sale of shares.   In order to survive, we are dependent on increasing our sales volume.  Additionally, we plan to continue further financings and believe that this will provide sufficient working capital to fund our operations for at least the next 12 months.  Changes in our operating plans, increased expenses, additional acquisitions, or other events may cause us to seek additional equity or debt financing in the future.

For the three months ended December 31, 2012, $77,728 in cash flows was used in operating activities as compared to $25,989 that was provided from operating activities for the three months ended December 31, 2011.  The decrease is primarily due to an increase in our general and administrative expenses for the three months ended December 31, 2012 as compared to the three months ended December 31, 2011 as a result of the increased costs associated with running and upgrading our Dallas, Tx RX Air subsidiary. For the period ended December 31, 2012, net cash provided by operating activities reflected $21,991 in changes in current assets and inventory, and we used $1,962 in accounts payable and accrued liabilities.

For the three month period ended December 31, 2012 cash flows used for investing activities was $nil (zero) as compared to $173 cash used for the three month period ended December 31, 2011.

For the three months ended December 31, 2012, cash provided by financing activities was $90,414 compared to $27,540 of cash used for the period ended December 31, 2011. $12,414 was provided by notes payables and $78,000 of proceeds from the sale of common shares were provided for the three months ending December 31, 2012 as compared to $32,540 was used to pay notes payable and $5,000 proceeds from the sale of common shares for the three month period ending December 31, 2011.

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

Capital Expenditures

We did not make any capital expenditures in the three months ended December 31, 2012.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and are not required to provide the information under this item.

Item 4. Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer/Principal Financial Officer, of the effectiveness of the design of the our disclosure controls and procedures (as defined by Exchange Act Rule 13a-15(e) and 15a-15(e)) as of the end of our fiscal quarter pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer/ Principal Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Principal Executive Officer/Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal controls over financial reporting that occurred during the three months ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

As of September 30, 2011, the Company had a note payable in the amount of $7,500. The note was due on demand and accrued interest at 10%. In December of 2011, the principle balance of $7,500 was converted into 62,500 shares of common stock at fair market value. Accrued interest of $8,907 was forgiven and recorded as forgiveness of debt income. No balance remains on this loan as of September 30, 2012.

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

As of September 30, 2011, the Company had a note payable in the amount of $16,677. The note is due in 60 monthly instalments of $489.15. The note would mature in September of 2014. As of September 30, 2012, the balance due on this note is $12,331 of which $6,124 is long term and $6,207 is current. As of December 31, 2012, the balance due on this note is $11,245 of which $5,121 is long term and $6,124 is current.

In August of 2012, the Company borrowed $20,000. The note is due on demand and accrues interest at 5% per calendar month. As of September 30, 2012, the balance of the note is $20,000 and the balance of accrued interest is $1,000. As of December 31, 2012, the balance of the note is $20,000 and the balance of accrued interest is $0.

In the three months ended December 31, 2012, the Company borrowed $15,000. The note is due on demand and accrues interest at 5% per calendar month. As of December 31, 2012, the balance of the note is $15,000 and the balance of accrued interest is $0.

In April, July, and August of 2012, the Company borrowed $30,000, $20,000, and $20,000 from the same entity. The notes accrued interest at 4% per month, 1% per month, and 5% per month, respectively. The loans are payable on demand. The April note and the August note are convertible at a rate that was less than the fair market value of the stock on the date the note was executed. This beneficial conversion feature was calculated at $25,714 and was amortized into interest expense immediately since the notes are demand notes. As of September 30, 2012, the balance on these notes is $70,000 and the balance of accrued interest is $500. As of December 31, 2012, the balance on these notes is $70,000 and the balance of accrued interest is $0.

During the year ended September 30, 2012, as detailed out above, the Company converted a total of $266,300 of debt into 10,845,834 shares of common stock. The company also recorded forgiveness of debt income relating to these conversions in the amount of $11,222. During the year the Company also had $12,159 of account payable forgiven to bring total forgiveness of debt income to $23,381for the year ended September 30, 2012. During the three months ended December 31, 2012, no debt or payables were converted to common stock.

On September 30, 2011, the Company had 20,950,017 shares of common stock issued and outstanding and no outstanding options or warrants.

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

In September of 2012, the Company issued 100,000 shares of common stock as payment of interest. The shares were valued at market value for a total expense of $4,000.

On September 30, 2012, the Company had 46,859,263 shares of common stock issued and outstanding and no outstanding options or warrants.

In October of 2012, 1,950,000 shares of common stock were issued for a capital investment of $78,000.

In October of 2012, 2,452,500 common shares were issued for consulting services. All were valued at $0.04.

In October of 2012, a total of 1,100,000 shares, all valued at $.03, were issued for compensation.

In October of 2012, the Board of Directors approved a Non-Qualified stock option plan for key employees and directors. 5,000,000 shares of common stock were reserved and 5,000,000 options were issued as compensation. All the options were valued at $0.03. 2,500,000 options vested immediately and were expensed as compensation expense during the three months ended December 31, 2012. 1,250,000 of the options vest in six months and the remaining 1,250,000 options vest in twelve months. These vesting options were valued and recorded as a prepaid asset that will be amortized into compensation expense over the vesting period. During the three months ended December 31, 2012, $18,750 was amortized into expense and $56,250 remains in prepaid expense as of December 31, 2012. The options have a term of ten years and an exercise price of $0.03, which was the fair market value of the stock on the date of the grant.

As of December 31, 2012, the Company has 52,424,263 shares of common stock issued and outstanding and 5,000,000 options granted, of which 2,500,000 were vested and are exercisable at $.03.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

LIST OF EXHIBITS

Exhibit No.	Description

31.1	PEO Certification required under Section 302 of Sarbanes-Oxley Act of 2002
31.2	PFO Certification required under Section 302 of Sarbanes-Oxley Act of 2002
32	PEO/PFO Certification required under Section 906 of Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document (furnished herewith)
101.SCH	XBRL Taxonomy Extension Schema (furnished herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (furnished herewith)
101.DEF	XBRL Taxonomy Extension Definition Linkbase (furnished herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase (furnished herewith)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase (furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UV FLU TECHNOLOGIES, INC

Date: February 14, 2013	By:	/s/ John J. Lennon
	Name:	John J. Lennon
	Title:	President, Chief Executive Officer and Chief Financial Officer

LIST OF EXHIBITS

Exhibit No.	Description

31.1	PEO Certification required under Section 302 of Sarbanes-Oxley Act of 2002
31.2	PFO Certification required under Section 302 of Sarbanes-Oxley Act of 2002
32	PEO/PFO Certification required under Section 906 of Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document (furnished herewith)
101.SCH	XBRL Taxonomy Extension Schema (furnished herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (furnished herewith)
101.DEF	XBRL Taxonomy Extension Definition Linkbase (furnished herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase (furnished herewith)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase (furnished herewith)

