Form 10-Q
period 2013-03-31
UV FLU TECHNOLOGIES INC
filed 2013-05-17
CIK 1385310

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2013

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

☐	Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer (Do not check if smaller reporting company)	☒	Smaller Reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes   ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 13, 2013
Common stock, $.001 par value	58,681,763

UV FLU TECHNOLOGIES, INC.

FORM 10-Q

March 31, 2013

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

PART I—FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements.

UV FLU TECHNOLOGIES, INC

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2013 (unaudited)	September 30, 2012 (audited)

ASSETS

Current Assets
Cash	$18,016	$19,941
Accounts receivable	51,889	13,171
Inventory	178,577	133,025
Prepaid	92,363	160,063

Total Current Assets	340,845	326,200

Equipment, net of depreciation of $3,493 and $2,761 as of March 31, 2013 and September 30, 2012, respectively	4,945	5,678

Total Assets	$345,790	$331,878

LIABILITIES

Current Liabilities:
Accounts payable and accrued expenses	$53,679	$54,857
Notes payable – current portion	141,207	96,207

Total Current Liabilities	194,886	151,064

Long term portion of loan payable	18,951	6,124
	213,837
STOCKHOLDERS’ EQUITY

Common Stock (Note 6)
Authorized:
75,000,000 shares, par value $0.001 per share
Issued and outstanding:
56,479,263 shares at March 31, 2013 and 46,859,263 shares at September 30, 2012	56,481	46,860

Additional paid-in capital	2,983,251	2,493,596

Deficit Accumulated During the Development Stage	(2,907,779)	(2,365,766)

Total Stockholders’ Equity	131,953	(174,690)

Total Liabilities and Stockholders’ Equity	$357,790	$331,878

The accompanying notes are an integral part of these statements.

UV FLU TECHNOLOGIES, INC

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	Three Months Ended March 31, 2013	Three months ended March 31, 2012

Sales and Rental Revenues	$73,337	$24,000

Cost of Sales	42,826	30,727

Gross Profit	30,511	(6,727)

Expenses
	-	-
Depreciation and amortization	366	366

	-	-
General and Administrative	259,219	199,882

Total Expenses	259,585	200,248

(Loss) from Operations	(229,074)	(206,975)

Other Income (Expense)
Income from Debt Forgiveness		12,159
		-
Interest expense	(14,491)	(32,581)
(Loss) on foreign exchange		-

Net (Loss)	$(243,565)	$(227,397)

Basic And Diluted Loss Per Share	$(0.0)	$(0.01)

Weighted Average Number Of Shares Outstanding	55,244,013	33,689,906

The accompanying notes are an integral part of these statements.

UV FLU TECHNOLOGIES, INC

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	Six months ended March 31, 2013	Six months ended March 31, 2012

Sales and Rental Revenues	$127,722	$55,082

Cost of Sales	78,025	44,951

Gross Profit	49,697	10,131

Expenses
Depreciation and amortization	732	732

General and administrative	570,106	455,578

Total Expenses	570,838	456,310

(Loss) from Operations	(521,141)	(446,179)

Other Income (Expense)
Income From Debt Settlement		12,159
Interest expense	(20,872)	(47,326)
Gain (Loss) on foreign exchange

Net (Loss)	$(542,013)	$(491,346)

Basic And Diluted Loss Per Share	$(0.01)	$(0.01)

Weighted Average Number Of Shares Outstanding	52,985,686	33,191,884

The accompanying notes are an integral part of these statements.

UV FLU TECHNOLOGIES, INC

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Six months ended March 31, 2013	Six months ended March 31, 2012

Cash Flows from Operating Activities:
Net (loss)	$(542,013)		$(481,346)

Adjustments to Reconcile Net Loss to Net Cash Used by Operating Activities:
Depreciation and amortization	732		732
Stock issued for compensation and services	376,275		203,800
Stock issued for debt settlement	-		194,341
Amortization of beneficial conversion feature	-		19,966
Changes in current assets and liabilities
Accounts receivable	(38,716)		(13,002)
Prepaid	67,700		(8,284)
Inventory	(45,552)		29,853
Accounts payable and accrued liabilities	1,178		(24,904)
Net Cash Flows provided by Operating Activities	(182,752)		(78,844)

Cash Flows from Investing Activities:
Purchase of equipment	-		(173)

Net Cash Flows provided by Investing Activities	-		(173)

Cash Flows From Financing Activity:
Proceeds from notes payable	57,827		(33,801)
Sale of common shares	123,000		104,500
Net Cash Flows provided by Financing Activities	180,827		70,699

Net Cash Flows	(1925)		(8,318)

Cash, Beginning Of Period	19,941		9,519

Cash, End Of Period	$18,016		$1,201

Supplemental Disclosure Of Cash Flow Information
Cash paid for:
Interest	$12,347		$47,326
Income tax	$-	$
Debt converted to shares	$-		$194,341
Stock issued for compensation and services	$376,275		$203,800

The accompanying notes are an integral part of these statements.

UV FLU TECHNOLOGIES, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE AND CONTINUANCE OF OPERATIONS

a)	Organization

UV Flu Technologies, Inc (referred to herein as “we”, “us”, “our” and similar terms) was incorporated as Northwest Chariots Incorporated in the State of Nevada, United States of America, on April 04, 2006. On November 12, 2009, the Company changed its name from Northwest Chariots Incorporated to UV Flu Technologies, Inc. The Company year-end is September 30th. We acquired our subsidiary, RxAir Industries, LLC, on January 31, 2011. The consolidated financial statements as of March 31, 2013 and September 30, 2012 contain the accounts and activities of UV Flu Technologies, Inc. and RxAir Industries, LLC. All intercompany accounts and transactions have been eliminated in consolidation.

2.	BASIS OF PRESENTATION – GOING CONCERN

Our accompanying financial statements have been prepared in conformity with GAAP, which contemplates our continuation as a going concern. In addition, at March 31, 2013, we had incurred losses of $2,907,779 have cash on hand of only $18,016, and have working capital of $145,959. There is no assurance that future capital raising plans will be successful in obtaining sufficient funds to assure our eventual profitability. While management believes that actions planned and presently being taken to revise our operating and financial requirements provide the opportunity for us to continue as a going concern, there is no assurance the actions will be successful. In addition, recent events in worldwide capital markets may make it more difficult for us to raise additional equity or debt capital.

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

Inventories are stated at the lower of cost or market, with cost being determined using the first-in first-out method.  Inventories consist of purchased goods held for resale. As of March 31, 2013 we had $161,608 of finished goods and $16,969 in raw materials.  As of September 30, 2012, we had $117,904 of finished goods and $15,121 of raw materials.  Inventory is reviewed for obsolescence at the end of each reporting period.

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

The Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors. Based on this assessment there were no impairments needed as of March 31, 2013 or 2012. Depreciation expense for the six months ended March 31, 2013 and 2012 was $722 and $722, respectively.

e)	Advertising

Advertising costs are expensed as in accordance with ASC subtopic 720-35 (formerly SOP 93-7). Advertising costs for the three months ended March 31, 2013 and 2012 were $2,533 and $7,040, respectively. These costs were included in general and administrative costs.

f)	Basic and Diluted Loss Per Share

In accordance with ASC subtopic 260-10, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At March 31, 2013 and 2012, we had no stock equivalents that were anti-dilutive and excluded in the earnings per share computation, therefore basic loss per share and diluted loss per share are the same.

g)	Estimated Fair Value of Financial Instruments

The carrying value of our financial instruments, consisting of cash, accounts receivable, and accounts payable and accrued expenses approximate their fair value as of March 31, 2013 and 2012 due to the short-term maturity of such instruments. It is management’s opinion that we are not exposed to significant interest, currency, or credit risks arising from these financial statements. See Note 8 for further details.

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

Cash is comprised of cash on hand and demand deposits. Cash equivalents include short-term highly liquid investments with original maturities of three months or less that are readily convertible to known amounts of cash and which are subject to an insignificant risk of change in value. There were no cash equivalents as of March 31, 2012 and September 30, 2012.

l)	Sales Concentrations

60% of our sales for the six months ended March 31, 2013 have been accounted for by our largest customer. Remaining sales are equally distributed.

m)	Impairment of long-lived assets

The Company reviews its long-lived assets and intangibles periodically to determine potential impairment by comparing the carrying value of the long-lived assets with the estimated future cash flows expected to result from the use of the assets, including cash flows from disposition. Should the sum of the expected future cash flows be less than the carrying value, the Company would recognize an impairment loss. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the long-lived assets and intangibles. The Company recognized no impairment losses during the three months ended March 31, 2013 or 2012.

n)	Credit Risks

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. At September 30, 2012 and March 31, 2013, the Company had no funds in excess of the FDIC insured limits.

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

The Company had $92,363 and $115,468 in prepaid expenses and other assets as of March 31, 2013 and 2012, respectively. The balance as of March 31, 2013 consists of prepaid inventory deposits of $44,940, prepaid insurance of $1,868, prepaid interest of $5100,prepaid rent of $1,950, deposits of $4,380, other assets of $6,000, and prepaid compensation related to options of $28,125 (see footnote 6 for further details on options).

The balance as of March 31, 2012 consisted of inventory deposits of $94,179, prepaid insurance of $14,959, prepaid rent of $1,950, and security deposits of $4,380. The Company expects to use all the prepaid expenses and other assets within the next year.

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

As of September 30, 2011, the Company had a note payable in the amount of $16,677. The note is due in 60 monthly instalments of $489.15. The note would mature in September of 2014. As of September 30, 2012, the balance due on this note is $12,331 of which $6,124 is long term and $6,207 is current. As of March 31, 2013, the balance due on this note is $10,158 of which $3,951 is long term and $6,207 is current.

In August of 2012, the Company borrowed $20,000. The note is due on May 31, 2013, and accrues interest at 5% per calendar month. During the three months ended March 31, 2013 the company borrowed another $30,000 from the same entity. As of March 31, 2013, the balance of the note is $50,000 and the balance of accrued interest is $3,000.

In the six months ended March. 31, 2013, the Company borrowed $15,000. The note is due on September 26, 2014, and accrues interest at 2% per calendar month. As of March 31, 2013, the balance of the note is $15,000 and is shown in the long term portion of loans payable.

In April, July, and August of 2012, the Company borrowed $30,000, $20,000, and $20,000 from the same entity. In January of 2013 the Company borrowed an additional $15,000 from the same entity. In January of 2013 these notes were combined into one note for $85,000. The note would mature on January 1, 2014 and carries an interest rate of 2% per month. .

During the year ended September 30, 2012, as detailed out above, the Company converted a total of $266,300 of debt into 10,845,834 shares of common stock. The company also recorded forgiveness of debt income relating to these conversions in the amount of $11,222. During the year the Company also had $12,159 of account payable forgiven to bring total forgiveness of debt income to $23,381for the year ended September 30, 2012. During the six months ended March 31, 2013, no debt or payables were converted to common stock.

Interest expense, including amortization of discounts, relating to these notes was $20,872 and $47,326 for the six months ended March 31, 2013 and 2012, respectively.

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

In October of 2012, the Board of Directors approved a Non-Qualified stock option plan for key employees and directors. 5,000,000 shares of common stock were reserved and 5,000,000 options were issued as compensation. All the options were valued at $0.03. 2,500,000 options vested immediately and were expensed as compensation expense during the three months ended December 31, 2012. 1,250,000 of the options vest in six months and the remaining 1,250,000 options vest in twelve months. These vesting options were valued and recorded as a prepaid asset that will be amortized into compensation expense over the vesting period. During the six months ended March 31, 2013, $46,875 was amortized into expense and $28,125 remains in prepaid expense as of March 31, 2013. The options have a term of ten years and an exercise price of $0.03, which was the fair market value of the stock on the date of the grant.

On January 28, 2013, the Company issued 4,117,500 shares, all valued at $.04. 1,125,000 were issued for total proceeds of $45,000, 2,737,500 were issued as compensation for services, and 255,000 for pre-paid interest, as noted in note 6.

As of March 31, 2013, the Company has 56,479,263 shares of common stock issued and outstanding and 5,000,000 options granted of which 2,500,000 were vested and exercisable at $0.03.

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

The provision for refundable Federal income tax, using an effective tax rate of thirty-four percent (34%), consists of the following:

	Six months ended March 31, 2013	Year ended September 30, 2012
Refundable Federal income tax attributable to:
Current operations	$(184,000)	$(213,000)
Change in deferred tax valuation allowance	184,000	213,000
Net refundable amount	-	-

The cumulative tax effect at the expected rate of thirty-four percent (34%) of significant items comprising our net deferred tax amount is as follows:

	March 31, 2013	September 30, 2012
Deferred tax asset attributable to:
Net operating loss carryover	$795,000	$611,000
Less: Valuation allowance	(795,000)	(611,000)
Net deferred tax asset	-	-

At March 31, 2013, we had an unused Canadian NOL carryover of approximating $128,859 that is available to offset future taxable income in Canada; it expires the beginning in 2026. At March 31, 2013, we had unused NOL carryover of approximately $2,800,000 that is available to offset future taxable income in the U.S., it expires beginning in 2030.

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

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of March 31, 2013:

	Level 1	Level 2	Level 3	Fair Value
Cash	$18,016	$-	$-	$18,016
Accounts receivable	-	51,889	-	51,889
Accounts payable	-	53,679	-	53,679
Notes Payable	-	160,158	-	160,158

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of September 30, 2012:

	Level 1	Level 2	Level 3	Fair Value
Cash	$19,941	$-	$-	$19,941
Accounts receivable	-	13,171	-	13,171
Accounts payable	-	54,857	-	54,857
Notes Payable	-	102,331	-	102,331

UV FLU TECHNOLOGIES, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.	COMMITMENTS

The Company has entered into three leases for its main business locations as of March 31, 2013. The first lease for office space calls for payments of $900 to $1,000 per month from August 15, 2010 to August 14, 2013. The second lease for office space calls for payments of $1,460 per month from May 1, 2012 to April 30, 2013. The third lease for a corporate service package calls for payments of $175 per month from August 1, 2012 to January 31, 2013. The minimum future payments under these leases are $11,620 for the year ended September 30, 2013. Rent expense was $16,285 and $15,370 for the six months ended March 31, 2013 and 2012, respectively.

10.	RELATED PARTY TRANSACTIONS

During the six months ended March 31, 2013 and the year ended September 30, 2012, the Company paid Chamberlain Capital Partners, a company owned by the president, for his services and also reimbursed Chamberlain for the President’s health insurance and for miscellaneous office expenses. During the six months ended March 31, 2013, the Company paid Chamberlain approximately $38,900 in compensation for the President’s services, and approximately $7,599 in reimbursements for health insurance and miscellaneous expenses. During the year ended September 30, 2012, the Company paid Chamberlain approximately $51,000 in compensation for the President’s services, and approximately $15,000 in reimbursements for health insurance and miscellaneous office expenses

11.	SUBSEQUENT EVENTS

On April 2, 2013, 2,202,500 shares were issued for compensation for expenses and consulting services, at a price of $.04.

The Company has evaluated all subsequent events through the date these financial statements were issued and determined there are no further subsequent events to disclose.

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

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  We believe certain critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.  A description of our critical accounting policies is set forth in our Annual Report on Form 10-K for the year ended September 30, 2012.  As of, and for the six months ended March 31, 2013, there have been no material changes or updates to our critical accounting policies.

Results of Operations

The following discussion of the financial condition, results of operations, cash flows and changes in our financial position should be read in conjunction with our audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012 filed on December 31, 2012.

Results of Operations for the six months ended March 31, 2013 as compared to the six months ended March 31, 2012

During the six months ended March 31, 2013, we received gross revenue of $127,722 as compared to $55,082 for the six months ended March 31, 2012.

For the six months ended March 31, 2013 and March 31, 2012, we incurred a loss of $542,013 and $481,346 respectively.

Sales Revenue

During the six months ended March 31, 2013, we received gross revenue of $127,722 as compared to $55,082 for the six months ended March 31, 2012.  The increase is primarily related to the increase in sales of our Viratech UV-400, which has gained increased consumer traction from the health concerns generated from the current flu epidemic. The results don’t fully reflect the strides the Company has made in building a platform for significant growth. The Company has decided to split its marketing efforts into 4 major areas:

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

Net Income (Loss)

During the six months March 31, 2013, our net loss was $542,013 as compared to $491,346 for the six months ended March 31, 2012.  The increase in net loss is due to an increase in expenses associated with outsourcing the professional and consulting services needed for being a public entity, along with building of the sales platform needed to take the company to the next level.

General and Administrative Expenses

During the six months ended March 31, 2013, we incurred total expenses of $570,838 as compared to $456,310 for the six months ended March 31, 2012.  The increase is primarily related to expenses for marketing, office and administration, professional fees, consulting and investor relation costs increased due to an increase business activity associated with development of the new product line.   The increases in these particular expenses are as follows:

	March 31, 2013	March 31, 2012
Marketing	$3,146	7,040
Office and administration	186,318	106,668
Professional fees	217,200	182,722
Consulting	163,442	159,098
Depreciation	732	732
Total	$570,838	456,310

Depreciation and amortization expense was $732 for the six months ended March 31, 2013 and $732 for the six months ended March 31, 2012.

Liquidity and Capital Resources

As of March 31, 2013, we had cash of $18,016, and working capital of $145,959.  During the period ended March 31, 2013, we funded our operations from receipts of sales revenues, proceeds from loans payable and sale of shares.   In order to survive, we are dependent on increasing our sales volume.  Additionally, we plan to continue further financings and believe that this will provide sufficient working capital to fund our operations for at least the next 12 months.  Changes in our operating plans, increased expenses, additional acquisitions, or other events may cause us to seek additional equity or debt financing in the future.

For the six months ended March 31, 2013, $182,750 in cash flows was used in operating activities as compared to $78,844 that was used from operating activities for the six months ended March 31, 2012.  The decrease is primarily due to an increase in our general and administrative expenses for the six months ended March 31, 2013 as compared to the six months ended March 31, 2012 as a result of the increased costs associated with running and upgrading our Dallas, Tx RX Air subsidiary.

For the six month period ended March 31, 2013 cash flows used for investing activities was $0, as compared to $173 cash used for the six month period ended March 31, 2012.

For the six months ended March 31, 2013, cash provided by financing activities was $180,827 compared to $70,699 of cash provided for the period ended March 31, 2012. $57,827 was provided by notes payables and $123,000 of proceeds from the sale of common shares were provided for the three months ending December 31, 2013, as compared to $33,801 was used to pay notes payable and $104,500 proceeds from the sale of common shares for the three month period ending December 31, 2012.

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

Capital Expenditures

We did not make any capital expenditures in the six months ended March 31, 2013.

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

There were no changes in our internal controls over financial reporting that occurred during the six months ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

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

As of September 30, 2011, the Company had a note payable in the amount of $16,677. The note is due in 60 monthly instalments of $489.15. The note would mature in September of 2014. As of September 30, 2012, the balance due on this note is $12,331 of which $6,124 is long term and $6,207 is current. As of March 31, 2013, the balance due on this note is $10,158 of which $3,951 is long term and $6,207 is current.

In August of 2012, the Company borrowed $20,000. The note is due on demand and accrues interest at 5% per calendar month. During the three months ended March 31, 2013 the company borrowed another $30,000 from the same entity. As of March 31, 2013, the balance of the note is $50,000 and the balance of accrued interest is $3,000.

In April, July, and August of 2012, the Company borrowed $30,000, $20,000, and $20,000 from the same entity. In January of 2013 the Company borrowed an additional $15,000 from the same entity. In January of 2013 these notes were combined into one note for $85,000. The note would mature on January 1, 2014 and carries an interest rate of 2% per month. .

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

In October of 2012, the Board of Directors approved a Non-Qualified stock option plan for key employees and directors. 5,000,000 shares of common stock were reserved, and 5,000,000 options were issued as compensation. All the options were valued at $.03. 2,500,000 options were vested immediately, and were expensed as compensation expense during the three months ended December 31, 2012. 1,250,000 options vest in six months, and the remaining 1,250,000 options vest in twelve months. These vesting options were valued and recorded as a prepaid asset that will be amortized into compensation expense over the vesting period. During the six months ended march 31, 2013, $46,875 was amortized into expense, and $28,125 remains in prepaid expense as of March 31, 2013. The options have a term of ten years, and an exercise price of $.03, which was the fair market value of the stock on the date of the grant.

On January 28, 2013, the Company issued 1,125,000 shares, for a capital investment of $45,000, 255,000 shares for pre-paid interest, as noted in note 6, and 2,737,500 were issued as compensation for services.

On April 2, 2013, 2,202,500 shares were issued for compensation for expenses and consulting services, at a price of $.04.

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

UV FLU TECHNOLOGIES, INC

Date: May 17, 2013	By:	/s/ John J. Lennon
	Name:	John J. Lennon
	Title:	President, Chief Executive Officer and
Chief Financial Officer

LIST OF EXHIBITS

Exhibit No.	Description

31.1	PEO Certification required under Section 302 of Sarbanes-Oxley Act of 2002
31.2	PFO Certification required under Section 302 of Sarbanes-Oxley Act of 2002
32	PEO/PFO Certification required under Section 906 of Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document (furnished herewith)
101.SCH	XBRL Taxonomy Extension Schema (furnished herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (furnished herewith)
101.DEF	XBRL Taxonomy Extension Definition Linkbase (furnished herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase (furnished herewith)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase (furnished herewith)

