Form 10-Q
period 2013-06-30
UV FLU TECHNOLOGIES INC
filed 2013-08-16
CIK 1385310

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2013

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

☐	Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒	Smaller Reporting
					(Do not check if smaller reporting company)		company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐Yes   ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 9, 2013
Common stock, $.001 par value	60,176,763

UV FLU TECHNOLOGIES, INC.

FORM 10-Q

June 30, 2013

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

PART I—FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements.

UV FLU TECHNOLOGIES, INC

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2013 (unaudited)	Sept 30, 2012 (audited)

ASSETS

Current Assets
Cash	$2,229	$19,941
Accounts receivable	2,212	13,171
Inventory	259,033	133,025
Prepaid expense	19,488	160,063

Total Current Assets	282,962	326,200

Equipment, net of depreciation of $3,127 and $2,761 as of June 30, 2013 and September 30, 2012, respectively	5,380	5,678

Total Assets	$288,342	$331,878

LIABILITIES

Current Liabilities:
Accounts payable and accrued expenses	$66,632	$54,857
Notes payable – current portion	127,141	96,207

Total Current Liabilities	193,773	151,064

Long term portion of loan payable	66,930	6,124
	260,703	157,188
STOCKHOLDERS’ EQUITY

Common Stock (Note 6)
Authorized:
75,000,000 shares, par value $0.001 per share
Issued and outstanding:
59,201,763 shares at June 30, 2013 and 46,859,263 shares at September 30, 2012	59,203	46,860

Additional paid-in capital	3,126,429	2,493,596

Deficit Accumulated During the Development Stage	(3,157,993)	(2,365,766)

Total Stockholders’ Equity	27,639	(174,690)

Total Liabilities and Stockholders’ Equity	$288,342	$331,878

The accompanying notes are an integral part of these statements.

UV FLU TECHNOLOGIES, INC

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	Three Months Ended June 30, 2013	Three months ended June 30, 2012

Sales and Rental Revenues	$51,294	$92,536

Cost of Sales	33,307	52,374

Gross Profit	17,987	40,162

Expenses
Depreciation and amortization	366	366
General and Administrative	256494	276,845

Total Expenses	256,860	277,211

(Loss) from Operations	(238,873)	(237,048)

Other Income (Expense)
Income from Debt Forgiveness	-	11,223
Interest expense	(11,341)	(4,622)
(Loss) on foreign exchange	-	-

Net (Loss)	$(250,214)	$(230,447)

Basic And Diluted Loss Per Share	$(0.00)	$(0.01)

Weighted Average Number Of Shares Outstanding	58,247,382	41,708,717

The accompanying notes are an integral part of these statements.

UV FLU TECHNOLOGIES, INC

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	Nine months ended June30, 2013	Nine months ended June 30, 2012

Sales and Rental Revenues	$179,016	$147,618

Cost of Sales	111,332	97,325

Gross Profit	67,684	50,293

Expenses
Depreciation and amortization	1098	1098
General and administrative	826,600	732,423

Total Expenses	827,698	733,521

(Loss) from Operations	(760,014)	(683,228)

Other Income (Expense)
Income From Debt Settlement	-	23,381
Interest expense	(32,213)	(51,947)
Gain (Loss) on foreign exchange	-	-

Net (Loss)	$(792,227)	$(711,794)

Basic And Diluted Loss Per Share	$(0.01)	$(0.01)

Weighted Average Number Of Shares Outstanding	54,935,828	36,030,829

The accompanying notes are an integral part of these statements.

UV FLU TECHNOLOGIES, INC

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine months ended June 30, 2013	Nine months ended June 30, 2012

Cash Flows from Operating Activities:
Net (loss)	$(792,227)		$(711,794)

Adjustments to Reconcile Net Loss to Net Cash Used by Operating Activities:
Depreciation and amortization	1098		1098
Debt forgiveness	-		(23,381)
Stock issued for compensation and services	512,175		344,564
Stock issued for debt settlement	-		322,700
Amortization of beneficial conversion feature	-		19,966
Changes in current assets and liabilities Accounts receivable	10,960		(64,562)
Prepaid expense	140,575		41,114
Inventory	(126,008)		(23,319)
Accounts payable and accrued liabilities	10,975		(43,268)
Net Cash Flows provided by Operating Activities	(242,452)		(136,882)

Cash Flows from Investing Activities:
Purchase of equipment	-		(457)

Net Cash Flows provided by Investing Activities	-		(457)

Cash Flows From Financing Activity:
Proceeds from notes payable	91,740		(117,294)
Sale of common shares	133,000		276,797
Net Cash Flows provided by Financing Activities	224,740		159,503

Net Cash Flows	(17,712)		(22,164)

Cash, Beginning Of Period	19,941		9,519

Cash, End Of Period	$2,229		$31,683

Supplemental Disclosure Of Cash Flow Information
Cash paid for:
Interest	$32,213		$51.948
Income tax	$-	$
Debt converted to shares	$-		$322,700
Stock issued for compensation and services	$512,175		$344,564

The accompanying notes are an integral part of these statements.

UV FLU TECHNOLOGIES, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE AND CONTINUANCE OF OPERATIONS

a)	Organization

UV Flu Technologies, Inc (referred to herein as “we”, “us”, “our” and similar terms) was incorporated as Northwest Chariots Incorporated in the State of Nevada, United States of America, on April 04, 2006. On November 12, 2009, the Company changed its name from Northwest Chariots Incorporated to UV Flu Technologies, Inc. The Company year-end is September 30th. We acquired our subsidiary, RxAir Industries, LLC, on January 31, 2011. The consolidated financial statements as of June 30, 2013 and September 30, 2012 contain the accounts and activities of UV Flu Technologies, Inc. and RxAir Industries, LLC. All intercompany accounts and transactions have been eliminated in consolidation.

2.	BASIS OF PRESENTATION – GOING CONCERN

Our accompanying financial statements have been prepared in conformity with GAAP, which contemplates our continuation as a going concern. In addition, at June 30 2013, we had incurred losses of $3,157,993, have cash on hand of only $2,229, and have working capital of $89,189. There is no assurance that future capital raising plans will be successful in obtaining sufficient funds to assure our eventual profitability. While management believes that actions planned and presently being taken to revise our operating and financial requirements provide the opportunity for us to continue as a going concern, there is no assurance the actions will be successful. In addition, recent events in worldwide capital markets may make it more difficult for us to raise additional equity or debt capital.

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

Inventories are stated at the lower of cost or market, with cost being determined using the first-in first-out method.  Inventories consist of purchased goods held for resale and raw materials. As of June 30, 2013 we had $254,622 of finished goods and $4,411 in raw materials.  As of September 30, 2012, we had $117,904 of finished goods and $15,121 of raw materials.  Inventory is reviewed for obsolescence at the end of each reporting period.

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

The Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors. Based on this assessment there were no impairments needed as of June 30, 2013 or 2012. Depreciation expense for the nine months ended June 30, 2013 and 2012 was $1098 and $1098, respectively.

e)	Advertising

Advertising costs are expensed as in accordance with ASC subtopic 720-35 (formerly SOP 93-7). Advertising costs for the nine months ended June 30, 2013 and 2012 were $9,018,and $39,405, respectively. These costs were included in general and administrative costs.

f)	Basic and Diluted Loss Per Share

In accordance with ASC subtopic 260-10, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At June 30, 2013 and 2012, we had no stock equivalents that were anti-dilutive and excluded in the earnings per share computation, therefore basic loss per share and diluted loss per share are the same.

g)	Estimated Fair Value of Financial Instruments

The carrying value of our financial instruments, consisting of cash, accounts receivable, and accounts payable and accrued expenses approximate their fair value as of June 30, 2013 and 2012 due to the short-term maturity of such instruments. It is management’s opinion that we are not exposed to significant interest, currency, or credit risks arising from these financial statements. See Note 8 for further details.

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

Cash is comprised of cash on hand and demand deposits. Cash equivalents include short-term highly liquid investments with original maturities of three months or less that are readily convertible to known amounts of cash and which are subject to an insignificant risk of change in value. There were no cash equivalents as of June 30, 2013 and September 30, 2012.

l)	Sales Concentrations

Over 50% of our sales for the nine months ended June 30, 2013 have been accounted for by our largest customer. Remaining sales are equally distributed.

m)	Impairment of long-lived assets

The Company reviews its long-lived assets and intangibles periodically to determine potential impairment by comparing the carrying value of the long-lived assets with the estimated future cash flows expected to result from the use of the assets, including cash flows from disposition. Should the sum of the expected future cash flows be less than the carrying value, the Company would recognize an impairment loss. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the long-lived assets and intangibles. The Company recognized no impairment losses during the nine months ended June 30, 2013 or 2012.

n)	Credit Risks

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. At September 30, 2012 and June 30, 2013, the Company had no funds in excess of the FDIC insured limits.

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

The Company had $19,488 and $160,003 in prepaid expenses and other assets as of June 30, 2013 and 2012, respectively. The balance as of June 30, 2013 consists of prepaid insurance of $7,158, prepaid rent of $1,950, deposits of $4,380, and other assets of $6,000.

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

As of September 30, 2011, the Company had a note payable in the amount of $16,677. The note is due in 60 monthly instalments of $489.15. The note would mature in September of 2014. As of September 30, 2012, the balance due on this note is $12,331 of which $6,124 is long term and $6,207 is current. As of June 30, 2013, the balance due on this note is $9,072 of which $1,930 is long term and $7,142 is current.

In August of 2012, the Company borrowed $20,000. During the nine months ended June 30, 2013 the company borrowed another $49,000 from the same entity. During the three months ended June 30, 2013, $49,000 of these loans were repaid. As of June 30, 2013, the balance of the note is $20,000 and is due on deman and bears interest at a rate of 10%.

In the nine months ended June 30, 2013, the Company borrowed $15,000. The note is due on September 26, 2014, and accrues interest at 2% per calendar month. As of June 30, 2013, the balance of the note is $15,000 and is shown in the long term portion of loans payable.

In April, July, and August of 2012, the Company borrowed $30,000, $20,000, and $20,000 from the same entity. In January of 2013 the Company borrowed an additional $15,000 from the same entity. In January of 2013 these notes were combined into one note for $85,000. The note would mature on January 1, 2014 and carries an interest rate of 2% per month.

In April of 2013, the Company borrowed $20,000 from an unrelated entity. The note is due in October of 2014, has an interest rate of 12%, and is convertible at $0.05 per share. The Company has the option to pay the interest on this note in stock at $0.05 per share rather than cash. If the Company pays the interest in stock the interest rate becomes 24%.

In April of 2013, the Company borrowed $30,000 from an unrelated entity. The note is due in October of 2014, has an interest rate of 12%, and is convertible at $0.05 per share. The Company has the option to pay the interest on this note in stock at $0.05 per share rather than cash. If the Company pays the interest in stock the interest rate becomes 24%.

In May of 2013, the Company borrowed $15,000 from an unrelated entity. The note is due in October of 2013, has an interest rate of 24%, and is convertible at $.04 per share. The Company has the option to pay the interest on this note in stock at $0.04 per share rather than cash. If the Company pays the interest in stock the interest rate becomes 48%.

During the year ended September 30, 2012, as detailed out above, the Company converted a total of $266,300 of debt into 10,845,834 shares of common stock. The company also recorded forgiveness of debt income relating to these conversions in the amount of $11,222. During the year the Company also had $12,159 of account payable forgiven to bring total forgiveness of debt income to $23,381 for the year ended September 30, 2012. During the six months ended March 31, 2013, no debt or payables were converted to common stock.

Interest expense, including amortization of discounts, relating to these notes was $32,213 and $51,947 for the nine months ended June 30, 2013 and 2012, respectively.

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

In October of 2012, the Board of Directors approved a Non-Qualified stock option plan for key employees and directors. 5,000,000 shares of common stock were reserved and 5,000,000 options were issued as compensation. All the options were valued at $0.03. 2,500,000 options vested immediately and were expensed as compensation expense during the three months ended December 31, 2012. 1,250,000 of the options vest in six months and the remaining 1,250,000 options vest in twelve months. These vesting options were valued and recorded as a prepaid asset that will be amortized into compensation expense over the vesting period. During the nine months ended June 30, 2013, $75,000 was amortized into expense and $0 remains in prepaid expense as of June 30, 2013. The options have a term of ten years and an exercise price of $0.03, which was the fair market value of the stock on the date of the grant. During the three months ended June 30, 2013, once of the employees left the Company and the related 500,000 options were canceled. There are 3,375,000 options vested as of June 30, 2013.

On January 28, 2013, the Company issued 4,117,500 shares, all valued at $.04. 1,125,000 were issued for total proceeds of $45,000, 2,737,500 were issued as compensation for services, and 255,000 for pre-paid interest, as noted in note 6. Included in the 1,125,000 shares sold for total proceeds of $45,000, the Company also issued the buyers 562,500 warrants. The warrants have a term of two years and an exercise price of $0.03.

In April of 2013 the Company issued 1,652,500 shares for the consulting services and 550,000 shares for compensation. All shares were valued at $0.04 and expensed in the nine months ended June 30, 2013.

In June of 2013 the Company issued 455,000 shares for consulting services, 90,000 shares for interest on borrowings, and 650,000 shares for compensation. All shares were valued at $.04 and expensed in the nine months ended June 30, 2013.

In June of 2013, the Company sold 250,000 shares for a total of $10,000.

In June of 2013, the Company had 925,000 shares returned and canceled. The shares were originally issued in prior periods for consulting services that were not completed.

As of June 30, 2013, the Company has 59,201,763 shares of common stock issued and outstanding,4,500,000 options granted of which 3,375,000 are vested and exercisable at $0.03, and 562,500 warrants which are vested and exercisable at $0.03.

7.	INCOME TAXES

We are subject to US income taxes.  To date, we have accumulated losses of approximately $3,157,993 and therefore have paid no income tax.  We expect tax rates in the US to be approximately 34%.  Substantially all operations prior to September 30, 2009 were in Canada.  Substantially all operations after October of 2010 have been conducted in the United States.

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

The provision for refundable Federal income tax, using an effective tax rate of thirty-four percent (34%), consists of the following:

	Nine months ended June 30, 2013	Year ended September 30, 2012
Refundable Federal income tax attributable to:
Current operations	$(269,000)	$(213,000)
Change in deferred tax valuation allowance	269,000	213,000
Net refundable amount	-	-

The cumulative tax effect at the expected rate of thirty-four percent (34%) of significant items comprising our net deferred tax amount is as follows:

	June 30, 2013	September 30, 2012
Deferred tax asset attributable to:
Net operating loss carryover	$880,000	$611,000
Less: Valuation allowance	(880,000)	(611,000)
Net deferred tax asset	-	-

At June 30, 2013, we had an unused Canadian NOL carryover of approximating $128,859 that is available to offset future taxable income in Canada; it expires the beginning in 2026. At June 30, 2013, we had unused NOL carryover of approximately $2,800,000 that is available to offset future taxable income in the U.S., it expires beginning in 2030.

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

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of June 30, 2013:

	Level 1	Level 2	Level 3	Fair Value
Cash	$2,229	$-	$-	$2,229
Accounts receivable	-	2,212	-	2,212
Accounts payable	-	66,632	-	66,632
Notes Payable	-	194,071	-	194,071

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of September 30, 2012:

	Level 1	Level 2	Level 3	Fair Value
Cash	$19,941	$-	$-	$19,941
Accounts receivable	-	13,171	-	13,171
Accounts payable	-	54,857	-	54,857
Notes Payable	-	102,331	-	102,331

UV FLU TECHNOLOGIES, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.	COMMITMENTS

The Company has entered into three leases for its main business locations as of June 30, 2013. The first lease for office space calls for payments of $900 to $1,000 per month from August 15, 2010 to August 14, 2013. The second lease for office space calls for payments of $1,460 per month from May 1, 2012 to April 30, 2013. The third lease for a corporate service package calls for payments of $175 per month from August 1, 2012 to January 31, 2013. The minimum future payments under these leases are $11,620 for the year ended September 30, 2013. Rent expense was $24,065 and $23,200 for the nine months ended June 30, 2013 and 2012, respectively.

10.	RELATED PARTY TRANSACTIONS

During the nine months ended June 30, 2013 and the year ended September 30, 2012, the Company paid Chamberlain Capital Partners, a company owned by the president, for his services and also reimbursed Chamberlain for the President’s health insurance and for miscellaneous office expenses. During the nine months ended June 30, 2013, the Company paid Chamberlain approximately $58,400 in compensation for the President’s services, and approximately $21,050 in reimbursements for health insurance and miscellaneous expenses. During the year ended September 30, 2012, the Company paid Chamberlain approximately $51,000 in compensation for the President’s services, and approximately $15,000 in reimbursements for health insurance and miscellaneous office expenses

11.	SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through the date these financial statements were issued and determined there are no further subsequent events to record and the following subsequent events to disclose:

The Company has raised $43,750 since July 1, 2013, and has issued 975,000 shares. 120,000 shares were issued at a value of $.04 per share, as 6 months pre-paid interest on $20,000 in notes, 230,000 shares were issued at $.04 for consulting, 500,000 shares were issued at $.04, for an investment of $20,000, and 125,000 shares were issued for a cost of $3,750, for exercising 125,000 warrants at $.03.

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

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  We believe certain critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.  A description of our critical accounting policies is set forth in our Annual Report on Form 10-K for the year ended September 30, 2012.  As of, and for the nine months ended June 30, 2013, there have been no material changes or updates to our critical accounting policies.

Results of Operations

The following discussion of the financial condition, results of operations, cash flows and changes in our financial position should be read in conjunction with our audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012 filed on December 31, 2012.

Results of Operations for the nine months ended June 30, 2013 as compared to the nine months ended June 30, 2012

During the nine months ended June 30, 2013, we received gross revenue of $179,016 as compared to $147,618 for the nine months ended June 30, 2012.

For the nine months ended June 30, 2013 and March 31, 2012, we incurred a loss of $(792,227) and ($711,794) respectively.

Sales Revenue

During the nine months ended June 30, 2013, we received gross revenue of $179,016 as compared to $147,618 for the nine months ended June 30, 2012.  The increase is primarily related to the increase in sales of our Viratech UV-400, which has gained increased consumer traction from the health concerns generated from the current flu epidemic. The results don’t fully reflect the strides the Company has made in building a platform for significant growth. The Company has decided to split its marketing efforts into 4 major areas:

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

In June, we signed a test agreement, with a major national marketing company, with a line of air heaters and air purifiers. The first initiative is expected to launch right after Labor Day, and if successful, could result in a major production contract which could take over 90% of the Company’s production capacity. Ad copy for the campaign is expected to be approved by the 2nd week in August.

We have designed a lower cost unit for the residential marketplace that we feel will be the best product in the market, and will incorporate our technology with an advanced filter medium. We feel next year the demand for that product internationally could be significant.

Net Income (Loss)

During the nine months June 30, 2013, our net loss was $792,227as compared to a net loss of $711,794 for the nine months ended June 30, 2012.  The increase in net loss is due to an increase in expenses associated with outsourcing the professional and consulting services needed for being a public entity, along with building of the sales platform needed to take the company to the next level.

General and Administrative Expenses

During the three months ended June 30, 2013, we incurred total expenses of $256,860 as compared to $277,211 for the three months ended June 30, 2012.  The increase is primarily related to expenses for marketing, office and administration, professional fees, consulting and investor relation costs increased due to an increase business activity associated with development of the new product line.   The increases in these particular expenses are as follows:

	June 30, 2013	June 30, 2012
Marketing	$3,597	32,366
Office and administration	11,763	79,363
Professional fees	241,134	165,116
Depreciation	366	366
Total	$256,860	277,211

Depreciation and amortization expense was $1098 for the nine months ended June 30, 2013 and $1098 for the nine months ended June 30, 2012.

Liquidity and Capital Resources

As of June 30, 2013, we had cash of $2,219, and working capital of $89,189.  During the period ended June 30, 2013, we funded our operations from receipts of sales revenues, proceeds from loans payable and sale of shares.   In order to survive, we are dependent on increasing our sales volume.  Additionally, we plan to continue further financings and believe that this will provide sufficient working capital to fund our operations for at least the next 12 months.  Changes in our operating plans, increased expenses, additional acquisitions, or other events may cause us to seek additional equity or debt financing in the future.

For the nine months ended June 30, 2013, $242,452 in cash flows was used in operating activities as compared to $136,882 that was used from operating activities for the nine months ended June 30, 2012.  The decrease is primarily due to an increase in our general and administrative expenses for the nine months ended June 30, 2013 as compared to the nine months ended June 30, 2012 as a result of the increased costs associated with running and upgrading our Dallas, Tx RX Air subsidiary.

For the nine month period ended June 30, 2013 cash flows used for investing activities was $0, as compared to $0, cash used for the nine month period ended June 30, 2012.

For the nine months ended June 30, 2013, cash provided by financing activities was $224,740, compared to $159,503 of cash provided for the period ended June 30, 2012. Cash provided during the nine months ended June 30, 2012 was $91,740, net, from loan proceeds and $133,000 from the sale of stock.

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

Capital Expenditures

We did not make any capital expenditures in the nine months ended June 30, 2013.

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

There were no changes in our internal controls over financial reporting that occurred during the nine months ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not applicable.

Item2.	Unregistered Sales of Equity Securities and Use of Proceeds.

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

During the year ended September 30, 2012, as detailed out above, the Company converted a total of $266,300 of debt into 10,845,834 shares of common stock. The company also recorded forgiveness of debt income relating to these conversions in the amount of $11,222. During the year the Company also had $12,159 of account payable forgiven to bring total forgiveness of debt income to $23,381for the year ended September 30, 2012. During the nine months ended June 30, 2013, no debt or payables were converted to common stock.

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

In October of 2012, the Board of Directors approved a Non-Qualified stock option plan for key employees and directors. 5,000,000 shares of common stock were reserved and 5,000,000 options were issued as compensation. All the options were valued at $0.03. 2,500,000 options vested immediately and were expensed as compensation expense during the three months ended December 31, 2012. 1,250,000 of the options vest in six months and the remaining 1,250,000 options vest in twelve months. These vesting options were valued and recorded as a prepaid asset that will be amortized into compensation expense over the vesting period. During the nine months ended June 30, 2013, $75,000 was amortized into expense and $0 remains in prepaid expense as of June 30, 2013. The options have a term of ten years and an exercise price of $0.03, which was the fair market value of the stock on the date of the grant. During the three months ended June 30, 2013, once of the employees left the Company and the related 500,000 options were canceled. There are 3,375,000 options vested as of June 30, 2013.

On January 28, 2013, the Company issued 4,117,500 shares, all valued at $.04. 1,125,000 were issued for total proceeds of $45,000, 2,737,500 were issued as compensation for services, and 255,000 for pre-paid interest, as noted in note 6. Included in the 1,125,000 shares sold for total proceeds of $45,000, the Company also issued the buyers 562,500 warrants. The warrants have a term of two years and an exercise price of $0.03.

In April of 2013 the Company issued 1,652,500 shares for the consulting services and 550,000 shares for compensation. All shares were valued at $0.04 and expensed in the nine months ended June 30, 2013.

In June of 2013 the Company issued 455,000 shares for consulting services, 90,000 shares for interest on borrowings, and 650,000 shares for compensation. All shares were valued at $.04 and expensed in the nine months ended June 30, 2013.

In June of 2013, the Company sold 250,000 shares for a total of $10,000.

In June of 2013, the Company had 925,000 shares returned and canceled. The shares were originally issued in prior periods for consulting services that were not completed.

As of June 30, 2013, the Company has 59,201,763 shares of common stock issued and outstanding,4,500,000 options granted of which 3,375,000 are vested and exercisable at $0.03, and 562,500 warrants which are vested and exercisable at $0.03.

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

UV FLU TECHNOLOGIES, INC

Date: August 16, 2013	By:	/s/ John J. Lennon
	Name:	John J. Lennon
	Title:	President, Chief Executive Officer and
Chief Financial Officer

LIST OF EXHIBITS

Exhibit No.	Description

31.1	PEO Certification required under Section 302 of Sarbanes-Oxley Act of 2002
31.2	PFO Certification required under Section 302 of Sarbanes-Oxley Act of 2002
32	PEO/PFO Certification required under Section 906 of Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document (furnished herewith)
101.SCH	XBRL Taxonomy Extension Schema (furnished herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (furnished herewith)
101.DEF	XBRL Taxonomy Extension Definition Linkbase (furnished herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase (furnished herewith)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase (furnished herewith)

