Form 10-K
period 2013-09-30
UV FLU TECHNOLOGIES INC
filed 2014-01-13
CIK 1385310

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2013

Commission File Number: 333-140322

UV FLU TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0496885
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

1624 Park Avenue West
Highland Park, Illinois 60035
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
☐ Yes    ☒ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes    ☒ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes    ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K, is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer* ☐	Smaller reporting company ☒
*(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ Yes    ☒ No.
The aggregate market value of the common stock held by non-affiliates as of September 30, 2013 (the last trading day of the fourth quarter) was $1,736,000 based on the last sale price of common stock sold.
As of December, 28, 2013, the last practicable date, 61,587,763 shares of the registrant’s Common Stock were outstanding at a par value of $0.001.
DOCUMENTS INCORPORATED BY REFERENCE: Exhibits incorporated by reference are referred to under Part IV.

Statement Regarding Forward-Looking Statements

The statements contained in this report on Form 10-K that are not purely historical are forward-looking statements within the meaning of applicable securities laws. Forward-looking statements include statements regarding our “expectations,” “anticipation,” “intentions,” “beliefs,” or “strategies” regarding the future, whether or not those words are used. Forward-looking statements also include statements regarding revenue, margins, expenses, and earnings analysis for fiscal 2013, and thereafter; anticipated levels of future revenues and earnings from the operations of UV Flu Technologies, Inc. (the “Company,” “we,” “us,” or “our”); and projected costs and expenses related to our operations, liquidity, capital resources, availability of future equity capital on commercially reasonable terms. All forward-looking statements included in this report are based on information available to us as of the filing date of this report, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from the forward-looking statements. Among the factors that could cause actual results to differ materially are the factors discussed in Item 1A. Risk Factors.

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

The Company’s sales, although above 2012 levels, are expected to begin increasing significantly in the calendar year 2014, when retail, international, and medical distributors have established their distribution channels, and our factory capacity has been expanded.

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

Increased media attention and growing public concern over pandemics, antibiotic resistant superbugs, asthma, allergies, tuberculosis, Sick Building Syndrome, and toxic mold are spurring governments, employers, and homeowners to take action to safeguard their health. Demand for products that combat the spread of airborne illness is rising exponentially, as starkly highlighted by public reaction to the outbreak of H1N1. The current problems related to the rollout of a new national healthcare system, we believe, will create a huge level of awareness on the “Prevention” of sickness, rather than just the treatment.

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

Customers

We currently have units in operation in a number of hotels around the United States. Our units are also in numerous hair and nail salons, pet kennels, test labs, and over 600 hospitals worldwide, including the Baylor Healthcare System, Kaiser Permanente, the George Washington University Hospital, Providence Medical Center, and the University Medical Center. The Company’s products are in a number of restaurants, casinos, and military installations, as well.

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

Research and Development

Our research and development activities are focused principally on the development of new products that serve the air purification market and on significant upgrades to our existing products. We have completed the design of our second product, a smaller, lower cost version of the ViraTech UV-400. We expect to begin shipping the new model into commercial accounts before year-end 2014. We have also developed a metal, wall mounted commercial version of the RX-3000, called the RX-4000, for International and Commercial markets, where floor space is at a premium.

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

NorthEast Laboratories Test Results on the ViraTech UV-400 Unit

					k	Effective
	Population	Population	Inactivation	Average	cm2/µW	Dose µW-
Microbe	Before	After	%	%	-s	s/cm2
Bacillus subtilis	420	<1	99.76	99.71	0.001686	3583
	300	<1	99.67			3383
Pseudomonas	8370	29	99.65	99.72	0.002375	2385
Aeruginosa	140,000	300	99.79			2588
Klebsiella pneumoniae	19,000	79	99.58	99.10	0.000548	10005
	20,360	280	98.62			7822
Staphylococcus aureus	600	7	98.83	99.30	0.003475	1281
	16,000	36	99.78			1754
Effective Mean UV Dose						4100
UVGI Rating Value (URV)						15

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

Backlog

We currently have no backlog of orders.

Employees

As of September 30, 2013, we had three, full-time employees, and 2 part-time employees, although we engage contractors as needed, and each of our officers and directors devotes a portion of his and her time to the affairs of our Company.

Where you can find more information

We are required to file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and other information with the Securities and Exchange Commission (the “SEC”). The public can obtain copies of these materials by visiting the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549, by calling the SEC at 1-800-SEC-0330, or by accessing the SEC’s website at http://www.sec.gov. In addition, as soon as reasonably practicable after these materials are filed with or furnished to the SEC, we will make copies available to the public free of charge through our website, http://www.uvflutech.com. The information on our website is not incorporated into, and is not part of, this annual report.

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

We incurred net losses of $946,660 for our fiscal year ended September 30, 2013. As of September 30, 2013, we had an accumulated deficit of $3,312,426. We have not achieved profitability in any period, and we expect to continue to incur net losses for the foreseeable future. Should we continue to incur net losses in future periods, we may not be able to increase the number of employees or our investment in capital equipment, sales and marketing programs and research and development in accordance with present plans. Continuation of net losses may also require us to secure additional financing sooner than expected. Such financing may not be available in sufficient amounts, or on terms acceptable to us and may dilute existing shareholders.

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

Pursuant to our Articles of Incorporation, we have, as of the date of this Report, 75,000,000 shares of common stock authorized. As of the date of this Report, we have 61,587,763 shares of common stock issued and outstanding. As a result, our Board of Directors has the ability to issue a large number of additional shares of common stock without shareholder approval, which if issued could cause substantial dilution to our then shareholders.

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

We are dependent on our key employees.

Our success depends to a significant extent upon the continued service of our senior management and key executives, including Michael S. Ross, our new President, CEO and Chief Financial Officer. Our success depends on the skills, experience and performance of senior management and other key personnel, many of whom have also worked together for only a short period of time. We do not have long-term employment agreements with any member of senior management or other key personnel. Our success also depends on our ability to recruit, train or retain qualified personnel. The loss of the services of any of the key members of senior management, other key personnel, or our inability to recruit, train or retain senior management or key personnel may have a material adverse effect on our business, operating results and financial condition.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

We currently maintain our registered offices at 1624 Park Avenue West, Highland Park, Ill, 60035 and our RX Air Manufacturing facility is located at 3323 Garden Brook Dive, Farmers Branch, TX 75234.

ITEM 3.	LEGAL PROCEEDINGS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Since inception, there has been a limited trading market for our common stock. Our common stock is listed on the OTC Bulletin Board (“OTCBB”) exchange under the symbol UVFT.OB. Our common stock has been listed on the OTCBB since November 12, 2009. Prior to that time, there was no public market for our common stock. The table below lists the high and low closing prices per share of our common stock for the past two years, as quoted on OTCBB.

Fiscal 2013	High	Low
First Quarter	$.07	$.03
Second Quarter	$.06	$.03
Third Quarter	$.09	$.03
Fourth Quarter	$.06	$.03

Fiscal 2012	High	Low
First Quarter	$.19	$.03
Second Quarter	$.15	$.08
Third Quarter	$.15	$.08
Fourth Quarter	$.10	$.04

Trading in our common stock has been sporadic and the quotations set forth above are not necessarily indicative of actual market conditions. All prices reflect inter-dealer prices without retail mark-up, mark-down, or commission and may not necessarily reflect actual transactions.

Stockholders

As of December 28, 2013, we had 61,587,763 shares of common stock outstanding held by an estimated 1,200 shareholders.

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

Securities Authorized For Issuance under Equity Compensation Plans

There are no securities authorized for issuance under any equity compensation plans during the fiscal year ended September 30, 2013.

Purchases of Equity Securities by the Issuer and Affiliated Purchases

There were no issuer purchases of our equity securities during the fiscal year ended September 30, 2013.

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

The discussion and financial statements contained herein are for our fiscal year ended September 30, 2013 and September 30, 2012. The following discussion regarding our financial statements should be read in conjunction with our financial statements included herewith.

Financial Condition as of September 30, 2013

We reported total current assets of $281,948 at September 30, 2013, consisting of cash, accounts receivable, inventory and prepaids. Total current liabilities reported of $174,234 consisted of $91,249 in accounts payable and accrued liabilities and $82,985 in current notes payable. We had a working capital $107,714 at September 30, 2013.

Net Loss increased from $821,681 for the year ended September 30, 2012 to $946,660 for the year ended September 30, 2013.

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

Cash and Cash Equivalents

As of September 30, 2013, we had cash of $7,857. As such, we anticipate that we will have to raise additional capital through equity financings to fund our operations and execute our business plan during the next 6 to 12 months.

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

Our management routinely makes judgments and estimates about the effects of matters that are inherently uncertain. As the number of variables and assumptions affecting the probable future resolution of the uncertainties increase, these judgments become even more subjective and complex. Our significant accounting policies are discussed in Note 3 to our financial statements for the fiscal year ended September 30, 2013 included in the Form 10-K. We have identified the following accounting policies, described below, as the most important to an understanding of our current financial condition and results of operations.

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

In accordance with ASC subtopic 260-10, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At September 30, 2013 and 2012, we had no stock equivalents that were anti-dilutive and excluded in the earnings per share computation, therefore basic loss per share and diluted loss per share are the same.

g)	Estimated Fair Value of Financial Instruments

The carrying value of our financial instruments, consisting of cash, accounts receivable, and accounts payable and accrued expenses approximate their fair value as of September 30, 2013 and 2012 due to the short-term maturity of such instruments. It is management’s opinion that we are not exposed to significant interest, currency, or credit risks arising from these financial statements.

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

Cash is comprised of cash on hand and demand deposits. Cash equivalents include short-term highly liquid investments with original maturities of three months or less that are readily convertible to known amounts of cash and which are subject to an insignificant risk of change in value. The Company has no cash equivalents as of September 30, 2013 or 2012.

l)	Impairment of long-lived assets

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

Results of Operations for the Year Ended September 30, 2013 as Compared to the Year Ended September 30, 2012

Sales and Rental Revenue

During the fiscal year ended September 30, 2013, we received gross revenue of $213,797 as compared to $155,871 for the year ended September 30, 2012. The increase is primarily related to the increase in sales from our new product line, reflecting higher market penetration of our product in the residential market.

Net Income (Loss)

During the fiscal year ended September 30, 2013, our net loss was $946,660 as compared to $821,681 for the year ended September 30, 2012. The increase in net loss is due to an increase in our total expenses of $1,008,508 for the year ended September 30, 2013 as compared to $849,691 for the year ended September 30, 2012.

General and Administrative Expenses

During the fiscal year ended September 30, 2013, we incurred total expenses of $1,008,508 as compared to $849,191 for the year ended September 30, 2012. The decrease is primarily related to expenses for marketing, office and administration, professional fees, consulting and investor relation costs increased due to an increase business activity associated with development of the new product line and impairment expense. The expenses are as follows:

	September 30, 2013	September 30, 2012
Bad debt	$0	$2,262
Depreciation and amortization	1,464	1,464
Marketing	3,622	43,494
Office and administration	334,613	250,129
Professional fees	295,362	323,946
Consulting	373,447	227,896
Total	$1,008,508	$849,191

Bad debts decreased from $2,262 for the year ended September 30, 2012 to $ 0 for the year ended September 30, 2013.

Depreciation and amortization expense $1,464 for the year ended September 30, 2013 and for the year ended September 30, 2012.

Marketing expenses decreased from $43,494 to $3,622, as many of the marketing materials were developed in the prior periods. Office and Administration, and Consulting Fees rose, as the Company added personnel to address the International markets, as well as the Sleep and Furniture Store/Mattress markets. Marketing and Professional fees declined, as many of the costs were absorbed by the consultants themselves.

Liquidity and Capital Resources

As of September 30, 2013, we had cash of $7,857 and working capital of $107,714. During the period ended September 30, 2013, we funded our operations from receipts of sales revenues, proceeds from stock sales, and proceeds from loans payable. In order to survive, we are dependent on increasing our sales volume. Additionally, we plan to continue to raise additional equity capital, and believe that this will provide sufficient working capital to fund our operations for at least the next 12 months. Changes in our operating plans, increased expenses, additional acquisitions, or other events may cause us to seek additional equity or debt financing in the future.

For the period ended September 30, 2013, we used $299,420 in cash flows to fund operating activities as compared to $524,027 for the period ended September 30, 2012.

For the period ended September 30, 2013, cash flows used in investing activities was $68.

For the period ended September 30, 2013, cash flows provided from financing activities was $287,404 from proceeds of loans payable and sale of common shares as compared to $448,262 for the period ended September 30, 2012.

We anticipate that our cash flow will improve as our product shipments ramp up in our second quarter, 2014. Any additional funding will be equity, or order based, in order to fund the ramp up of existing production, along with the tooling for our new model.

Off-Balance Sheet Arrangements

We presently do not have any off-balance sheet arrangements.

Capital Expenditures

We spent $68 for the purchase of equipment for the fiscal year ended September 30, 2013 and $457 in the fiscal year ended September 30, 2012.

Contractual Obligations

The following table outlines payments due under our significant contractual obligations over the periods shown, exclusive of interest:

	Payments Due by
	Period
Contract Obligations		Less than			More than
At September 30, 2013	Total	1 Year	1-3 years	3-5 years	5 years
Total Debt	$217,985	$82,985	$135,000	$—	$—
Lease Obligations	$11,220	$11,220	$—	—	—

The above table outlines our obligations as of September 30, 2013 and does not reflect any changes in our obligations that have occurred after that date.

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

None

ITEM 9A.	CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer along with our Principal Financial Officer, of the effectiveness of the design of the our disclosure controls and procedures (as defined by Exchange Act Rule 13a-15(e) and 15d-15(e)) as of the end of our fiscal year pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer along with our Principal Financial Officer concluded that our disclosure controls and procedures are effective at September 30, 2013 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of September 30, 2013.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the three months ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Directors and Executive Officers

The following table sets forth the names and ages of our current directors and executive officers, the principal offices and positions held by each person:

Person	Age	Position

Michael Ross	61	President, Treasurer, Chief Executive Officer, Chief Financial Officer, and Director

Glenn Bushee	58	Director

Thomas J. Mahowald	58	Director

Jeremy Noonan	46	Director

Jerrold B. Leikin	59	Director

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

Michael S. Ross, President, Chief Executive Officer, Chief Financial Officer, and Director. On October 22, 2013, our Board of Directors appointed Mr. Michael S. Ross as President, Chief Financial Officer, Treasurer and member of the Board of Directors. Prior to this appointment, Mr. Ross served as Vice President of Sales for DPG, from 2012 through October 2013, where he directed a team of manufacturing representatives throughout the United States, who are responsible for all US and its territories, as well as the Caribbean, Central and South America. Mr. Ross also managed the distribution of retail product for Canada. From 2007 through 2011, Mr. Ross was National Sales Manager in Electronic Retail for Wagan Tech, which developed and offered automotive aftermarket products. Prior to that, from 2002 through 2007, Mr. Ross was President and Owner of Windy City Development Inc., a real estate development company specializing in apartment buildings in Chicago. Mr. Ross was also Director of Sales and Marketing Retail Division, for KIMCO Corporation, and for Bartlett Manufacturing Co., Inc., and held sales and business development positions for Swift Gift, Ltd., Sanyo Fisher Corporation, and Panasonic Co. Mr. Ross was selected for his expertise in retail sales.

Glenn Bushee, Director. On April 2013, our Board of Directors appointed Glenn Bushee to the Board of Directors of UV Flu Technologies. Mr. Bushee currently is President and CEO of Brite-Strike Technologies, a publicly traded manufacturer of tactical flashlights and related lighting products. He has served in senior management positions in a variety of companies, including Sunbeam, Shop-Vac, and McCullough chain saws. Mr. Bushee was educated at the University of Massachusetts at Amherst, with a BS in Business Administration received in 1978. Mr. Bushee was selected for his prior public company experience.

Thomas J. Mahowald, Director. On December 31, 2010, our Board of Directors appointed Mr. Thomas J. Mahowald as a member of the Board of Directors. Mr. Mahowald is currently a Vice President of Sales for Navigant Consulting. From 2009 to September, 2011, Mr. Mahowald served as the Vice President, Sales & Marketing of Pike Research Group, a global leader in Cleantech market research. From 2004 to 2008, Mr. Mahowald served as Principal of Encompass Technology Partners, a business development firm specializing in strategic planning and sales strategy, product branding and positioning, merchandising, and global sales channel development, including e-commerce. From 1996 to 2004, Mr. Mahowald served as Vice President of Sales, Major Accounts for International Data Corporation, a global provider of market intelligence, advisory services, and events for the information technology, telecommunications, and consumer technology markets. Prior to 1996, Mr. Mahowald’s served as Vice President, Sales for Studio Solutions, Inc. from 1991 to 1996; Director of International Marketing for Precision Visuals, Inc. from 1983 to 1991; and International Sales Manager for the Satellite Communication Division of Harris Corporation from 1981 to 1983. Mr. Mahowald received his M.B.A in International Management from the Thunderbird School of Global Management in 1981 and his B.S. in Finance and Accounting from the University of Colorado at Boulder in 1977. Mr. Mahowald was selected because of his vast business experience.

Jerrold B. Leikin, MD., Director. On October 22, 2013 our Board of Directors appointed Dr. Jerrold B. Leikin as a member of the Board of Directors. Dr. Leikin is a medical doctor who runs one of the only dedicated comprehensive clinical toxicology programs in the country, located in Illinois. He is on staff at all local institutions and does bedside evaluations of all clinical toxicology issues throughout the corporation. He has an outpatient practice for individuals and companies evaluation at Glenbrook, Illinois hospital through the OMEGA occupational health center. Dr. Leikin has written the standard textbooks for toxicology used throughout the country and internationally, is the editor of multiple bioterrorism and toxicology textbooks and had published hundreds of peer-reviewed publications. He is also the senior editor for the monthly primary care journal, Disease-A-Month. He has consulted for his expertise locally, nationally and internationally for a variety of toxicologic and bioterrorism related events. As one of the initial medical directors of the Illinois Poison Center, Dr. Leikin teaches residents and fellows focusing on a myriad of toxicologic issues brought up through the poison center each day. Dr. Leikin also serves multiple other states as a consultant for other issues requiring his expertise. Dr. Leikin was chosen to serve as a director for his expertise in the medical field.

Jeremy Noonan, Director. On October 22, 2013 our Board of Directors appointed Mr. Jeremy Noonan as a member of the Board of Directors. Mr. Noonan is a Service Solutions Consultant with Cisco Systems since 2013, and has been a solutions executive, program manager, engagement manager and has held other sales position for Cisco Systems since 1999. Mr. Noonan is a graduate of the United States Naval Academy, with Bachelor of Science in Mathematics in 1988. Mr. Noonan also served as a Navy pilot. Mr. Noonan’s was chosen to serve as a director due to his longstanding expertise in sales.

Significant Employees

As of September 30, 2013, we had 3 full-time employees, and 2 part-time employees, although we engage contractors as necessary and each of our officers and directors devotes a portion of his and her time to the affairs of our Company.

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

Other Committees

Our Board of Directors has not established separately-designated standing nominating or compensation committees and the  Company does not have a separate policy with regard to the consideration of any director candidates recommended by security holders due to our financial conditions, small size, and limited operations and resources.

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

To our knowledge, based solely on our review of the copies of the Section 16(a) reports furnished to us and a review of our shareholders of record for the fiscal year ended September 30, 2013, we believe that each person who, at any time during such fiscal year was a director, officer, or beneficial owner of more than 10% of our common stock, complied with all Section 16(a) filing requirements during such fiscal year.

ITEM 11.	EXECUTIVE COMPENSATION

General Philosophy

Our Board of Directors is responsible for establishing and administering the Company’s executive and director compensation.

Executive Compensation

The Board of Directors had approved a management fee to Mr. Lennon, our President, Treasurer, Chief Executive Officer, Chief Financial Officer, and Director, in the amount of $1,500 per week.  This weekly fee paid Mr. Lennon for time in performing administrative, management, and business development functions for us.  This fee was determined by our Board of Directors by considering the amount of time Mr. Lennon provided to the Company and also taking into consideration the financial condition of the Company.  This Consulting Agreement remained in effect till our year end closing September 30, 2013. A new 6 month consulting agreement for Mr. Lennon in a consulting role was signed in October, to be effective October 1, 2013, for $1,000 per week

The Board of Directors approved a management fee to Mr. Michael Ross, who was approved as President of UV Flu on October 22, 2013, in the amount of $104,000 annually.  The annual fee paid to Mr. Ross is for time in performing administrative, management, business development and sales functions.  This fee was part of the agreement for which Mr. Ross accepted his role as new President, Treasurer, Chief Executive Officer, Chief financial Officer and Director.  In addition to his salary compensation, Mr. Ross will receive stock for a value of $46,000 annually.

Compensation Summary

Summary Compensation Table

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)(2)	Option Awards ($) (f)	Non Equity Incentive Plan Compensation ($) (g)	Non-qualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)

Michael S. Ross, President, Treasurer, Chief Executive Officer, Chief Financial Officer, and Director (PEO/PFO)	2013	$-0-	$-0-	$-0-	$-0-	-0-	-0-	$-0-	$-0-

John J. Lennon	2013	$69,000	$-0-	$39,000	$-0-	-0-	-0-	$-0-	$108,000
*(former	2012	$51,000	$-0-	$12,500	$-0-	-0-	-0-	$-0-	$63,500
PEO/PFO)	2011	$78,000	$-0-	$139,000	$-0-	-0-	-0-	$-0-	$217,000

*Mr. Lennon resigned as President/CEO and CFO effective October 22, 2013.

Compensation of Directors

We have no standard arrangement to compensate directors for their services in their capacity as directors.  Directors are not paid for meetings attended.  We do reimburse directors for reasonable expenses incurred during the course of their performance.  There has been no compensation awarded to, earned by, or paid to any of our named directors during the last fiscal year. Tom Mahowald received $13,200 $0, and $7,000 for year ended 2013, 2012, and 2011 respectively, for his service.  Glenn Bushee received $4,500 in fiscal year ended 2013 for his service as director.

Outstanding Equity Awards at Fiscal 2013 Year-End

None of our named executive officers had any outstanding equity awards as of the fiscal year ended September 30, 2013.

Option Exercises and Vested Stock in Fiscal 2013

None of our named executive officers exercised stock options or had any restricted stock during the fiscal year ended September 30, 2013.

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

Security Ownership Of Certain Beneficial Owners And Management

The following table sets forth, as of  December 28, 2013, the number and percentage of outstanding shares of our common stock owned by (i) each person known to us to beneficially own more than 5% of our outstanding common stock, (ii) each director, (iii) each named executive officer, and (iv) all executive officers and directors as a group.  Share ownership is deemed to include all shares that may be acquired through the exercise or conversion of any other security immediately or within the next 60 days.  Such shares that may be so acquired are also deemed outstanding for purposes of calculating the percentage of ownership for that individual or any group of which that individual is a member.  Unless otherwise indicated, the stockholders listed possess sole voting and investment power with respect to the shares shown.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)	Percent of Class of Common Stock

Directors and Executive Officers
Michael S. Ross 1624 Park Avenue West Highland Park, Illinois 60035		0%

Thomas J. Mahowald 1624 Park Avenue West Highland Park, Illinois 60035	787,500	1.3%

Glenn Bushee 1624 Park Avenue West Highland Park, Illinois 60035	243,750	0.4%

Dr. Jerrrold Leikin 1624 Park Avenue West Highland Park, Illinois 60035		0%

Jeremy Noonan 1624 Park Avenue West Highland Park, Illinois 60035		0%

All directors and executive officers as a group (5 persons)	1,031,250	1.7%

5% Stockholders

John J. Lennon 3 Indian Avenue Mattapoisett, Ma 02739	6,133,503	9.95%

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

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

During the years ended September 30, 2013 and 2012, the Company paid Chamberlain Capital Partners, a company owned by the Company’s former president, John J. Lennon, for his services and also reimbursed Chamberlain for Mr. Lennon’s health insurance and for miscellaneous office expenses.  During the year ended September 30, 2013, the Company paid Chamberlain approximately $78,000 in compensation for Mr. Lennon’s  services, and approximately $15,000 in reimbursements for health insurance and miscellaneous office expenses.  For the year ended September 30, 2012, the Company paid Chamberlain approximately $51,000 and, approximately $15,000 in reimbursements for health insurance and miscellaneous office expenses.

During the year ended September 30, 2012, the Company had an accounts payable to Chamberlain in relation to the compensation for Mr. Lennon’s  services of $55,500.  In October of 2011, the Company satisfied this accounts payable by issuing 1,729,167 shares of common stock to Chamberlain.  The common stock was valued at fair market value at the time of the conversion.  As of September 30, 2013, the accounts payable to Chamberlain is $9,124.

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

Director Independence

During fiscal 2013, our Board of Directors has determined, after considering all the relevant facts and circumstances, Mr. Thomas J. Mahowald,  Mr. Glenn Bushee, Jerrold Leiken and Jeremy Noonan are independent directors because they have no relationship with us that would interfere with their exercise of independent judgment.  Mr. Ross is not an independent director of our company because of his position as an executive officer of our Company.  There are no family relationships among any of our directors or officers.  We evaluate independence by the standards for director independence established by applicable laws, rules, and listing standards including, without limitation, the standards for independent directors established by The New York Stock Exchange, Inc., The NASDAQ National Market, and the Securities and Exchange Commission.

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

	September 30, 2013		September 30, 2012
Audit Fees &	$		$
Audit Related Fees		30,250		24,500
Tax Fees		—		—
All Other Fees		—		—
Total		$30,250		$24,500

Audit fees consist of fees billed for professional services rendered for the audit of our financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by the above auditors in connection with statutory and regulatory fillings or engagements

In the absence of a formal audit committee, the full Board of Directors pre-approves all audit and non-audit services to be performed by the independent registered public accounting firm in accordance with the rules and regulations promulgated under the Securities Exchange Act of 1934, as amended.  The Board of Directors pre-approved 100% of the audit, audit-related and tax services performed by the independent registered public accounting firm for the fiscal year ended September 30, 2013.  The percentage of hours expended on the principal accountant’s engagement to audit the Company’s financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees was 0%.

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

UV FLU TECHNOLOGIES, INC.

Date: January 13, 2014	By:	/s/ Michael S. Ross
Michael S. Ross
Chief Executive Officer, Chief Financial Officer,
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: January 13, 2014	By:	/s/ Michael S. Ross
Michael S. Ross
Chief Executive Officer, Chief Financial Officer,
President, and Director

Date: January 13, 2014	By:	/s/ Glenn Bushee
Glenn Bushee
Secretary and Director

Date: January 13, 2014	By:	/s/ Thomas J. Mahowald
Thomas J. Mahowald
Director

Date: January 13, 2014	By:	/s/ Jerrold Leiken
Jerrold Leiken
Director

Date: January 13, 2014	By:	/s/ Jeremy Noonan
Jeremy Noonan
Director

UV FLU TECHNOLOGIES, INC
INDEX TO FINANCIAL STATEMENTS

with

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

SEPTEMBER 30, 2013

To the Board of Directors and Stockholders
UV Flu Technologies, Inc.
Centerville, Massachusetts

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the consolidated balance sheets of UV Flu Technologies, Inc. as of September 30, 2013 and 2012 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended.  UV Flu Technologies, Inc.’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of UV Flu Technologies, Inc. as of September 30, 2013 and 2012 and the consolidated results of its operations, stockholders’ equity, and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/
Weaver Martin & Samyn, LLC
Kansas City, Missouri
January 13, 2014

UV FLU TECHNOLOGIES, INC
CONSOLIDATED BALANCE SHEETS

	September 30, 2013	September 30, 2012
ASSETS

Current Assets
Cash	$7,857	$19,941
Accounts receivable	670	13,171
Inventory	255,046	133,025
Prepaid	18,375	160,063

Total Current Assets	281,948	326,200

Property and Equipment
Equipment, net of accumulated depreciation of $4,226 and $2,761 as of September 30, 2013 and 2012, respectively	4,281	5,678

Total Assets	$286,229	$331,878

LIABILITIES

Current Liabilities:

Accounts payable and accrued expenses	$91,249	$54,857

Loans payable	82,985	96,207

Total Current Liabilities	174,234	151,064

Long term portion of loans payable	$135,000	$6,124

STOCKHOLDERS’ EQUITY

Capital Stock:
Authorized:
75,000,000 common shares, par value $0.001 per share
Issued and outstanding:
61,587,763 common shares at September 30, 2013 and 46,859,263 common shares at September 30, 2012,	61,589	46,860

Additional paid-in capital	3,227,832	2,493,596

Retained Deficit	(3,312,426)	(2,365,766)

Total Stockholders’ Equity	(23,005)	174,690

Total Liabilities and Stockholders’ Equity	$286,229	$331,878

The accompanying notes are an integral part of these consolidated financial statements.

UV FLU TECHNOLOGIES, INC
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended September 30, 2013	Year Ended September 30, 2012

Sales	$213,797	$155,871

Cost of Sales	116,862	71,243

Gross Profit	96,935	84,628

Expenses
Depreciation and amortization	1,464	1,464
General and administrative	1,007,044	847,727

Total Expenses	1,008,508	849,191

(Loss) from Operations	(911,573)	(764,563)

Other Income (Expense)
Gain on forgiveness of debt	-	23,381
Interest expense	(35,087)	(84,143)
Gain on sale of assets	-	3,644
Total other income (expense)	(35,807)	(57,118)

Net (Loss)	$(946,660)	$(821,681)

Net Loss Per Share – basic and diluted	$(0.02)	$(0.02)

Weighted Average Number Of Shares Outstanding – basic and diluted	56,258,763	38,494,974

The accompanying notes are an integral part of these consolidated financial statements

UV FLU TECHNOLOGIES, INC
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

			Additional
	Capital Stock		Paid-in	Retained
	Shares	Amount	Capital	Deficit	Total

Balances, September 30, 2011	20,950,017	$20,950	$1,467,231	$(1,544,085)	$(55,904)

Shares issued for conversion of Notes Payable	10,845,834	10,846	255,454	-	266,300
Shares issued for services	5,116,250	5,116	164,484	-	169,600
Shares issued for compensation	2,162,500	2,163	193,137	-	195,300
Shares issued for cash	5,435,464	5,436	249,226	-	254,662
Stock issued for accounts payable and accrued expenses	2,349,167	2,349	124,351	-	126,700
Contributed Capital	-	-	14,000	-	14,000
Discount issued on Notes Payable	-	-	25,714	-	25,714
Rounding due to reverse split	31	-	(1)	-	(1)
Net Loss for the year ended September 30, 2012	-	-	-	(821,681)	(821,681)

Balances, September 30, 2012	46,859,263	$46,860	$2,493,596	$(2,365,766)	$174,690

Shares issued for services	8,563,500	8,564	316,051	-	324.615
Shares issued for cash	4,250,000	4,250	163,750	-	168,000
Shares issued for interest	540,000	540	21,060	-	21,600
Shares issued for warrant exercise	125,000	125	3,625	-	3,750
Shares and options issued for compensation	2,300,000	2,300	228,700	-	231,000
Shares cancelled	(1,050,000)	(1,050)	1,050	-	-
Net Loss for the year ended September 30, 2013	-	-	-	(946,660)	(946,660)

Balances, September 30, 2013	61,587,763	$61,589	$3,227,832	$(3,312,426)	$(23,005)

*All amounts have been adjusted to be shown post-split

The accompanying notes are an integral part of these consolidated financial statements

UV FLU TECHNOLOGIES, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended	Year ended
	September 30,	September 30,
	2013	2012
Cash Flows from Operating Activities:
Net (loss)	$(946,660)	$(821,681)
Adjustments to Reconcile Net Loss to Net Cash Used by Operating Activities:
Depreciation and amortization	1,464	1,464
Stock and options issued for compensation	231,000	195,300
Stock issued for services	324,615	169,600
Amortization of beneficial conversion feature	-	45,680
Gain on sale of assets	-	(3,644)
Changes in current assets and liabilities
Accounts receivable	16,501	(9,904)
Prepaid expenses	141,689	(135,881)

Inventory	(122,021)	(18,617)
Accounts payable and accrued expenses	53,992	53,656
Net Cash Flows (used) by Operating Activities	(299,420)	(524,027)

Cash Flows from Investing Activities:
Purchase of equipment	(68)	(457)
Proceeds from sale of assets	-	86,644
Net Cash Flows provided by Investing Activities	(68)	86,187

Cash Flows From Financing Activity:
Contributed Capital	-	14,000
Proceeds/payments on loans payable, net	115,654	179,600
Proceeds from exercise of warrants	3,750	-
Sale of common shares	168,000	254,662
Net Cash Flows provided by Financing Activities	287,404	448,262

Net increase in cash	(12,084)	10,422

Cash, Beginning Of Period	19,941	9,519

Cash, End Of Period	$7,857	$19,941

Supplemental Disclosure Of Cash Flow Information
Cash paid for interest	$14,987	$35,926
Note payable converted to common shares	$-	$266,300
Stock and options issued for compensation	$231,000	$195,300
Accounts Payable and accrued expenses converted to common stock	$-	$126,700
Stock issued for services	$324,615	$169,600

The accompanying notes are an integral part of these consolidated financial statements

UV FLU TECHNOLOGIES, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE AND CONTINUANCE OF OPERATIONS

Organization
UV Flu Technologies, Inc (referred to herein as “we”, “us”, “our” and similar terms) was incorporated as Northwest Chariots Incorporated in the State of Nevada, United States of America, on April 04, 2006.  On November 12, 2009, the Company changed its name from Northwest Chariots Incorporated to UV Flu Technologies, Inc.  The Company year-end is September 30th. We acquired our subsidiary, RxAir Industries, LLC, on January 31, 2011.  The consolidated financial statements as of September 30, 2013 and 2012 contain the accounts and activities of UV Flu Technologies, Inc. and RxAir Industries, LLC. All intercompany accounts and transactions have been eliminated in consolidation.

2.	BASIS OF PRESENTATION – GOING CONCERN

Our accompanying financial statements have been prepared in conformity with GAAP, which contemplates our continuation as a going concern.  In addition, at September 30, 2013, we had incurred losses of $3,312,426 and have cash on hand of $7,857.  There is no assurance that future capital raising plans will be successful in obtaining sufficient funds to assure our eventual profitability.  While management believes that actions planned and presently being taken to revise our operating and financial requirements provide the opportunity for us to continue as a going concern, there is no assurance the actions will be successful.  In addition, recent events in worldwide capital markets may make it more difficult for us to raise additional equity or debt capital.

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
The Company classifies its marketable equity securities as available-for-sale and they are carried at fair market value, with the unrealized gains and losses included in the determination of comprehensive income and reported in stockholders’ equity.  As of September 30, 2013, the Company owns no securities.

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
Inventories are stated at the lower of cost or market, with cost being determined using the first-in first-out method.  Inventory as of September 30, 2013 consists of $237,868 of finished goods and $17,178 of raw materials for a total inventory of $255,046. Inventory as of September 30, 2012 consisted of $117,904 of finished goods and $15,121 of raw materials for a total inventory of $133,025.

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

The Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors.  Based on this assessment there were no impairments needed as of September 30, 2013 or 2012.  Depreciation expense for the years ended September 30, 2013 and 2012 was $1,464 and $1,464, respectively.

e)	Advertising
Advertising costs are expensed as in accordance with ASC subtopic 720-35 (formerly SOP 93-7).  Advertising costs for the years ended September 30, 2013 and 2012 were $9,395 and $32,332, respectively.  These costs were included in general and administrative costs.

f)	Basic and Diluted Loss Per Share
In accordance with ASC subtopic 260-10, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding.  Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  At September 30, 2013 and 2012, we had no stock equivalents that were anti-dilutive and excluded in the earnings per share computation, therefore basic loss per share and diluted loss per share are the same.

g)	Estimated Fair Value of Financial Instruments
The carrying value of our financial instruments, consisting of cash, accounts receivable, and accounts payable and accrued expenses approximate their fair value as of September 30, 2013 and 2012 due to the short-term maturity of such instruments.  It is management’s opinion that we are not exposed to significant interest, currency, or credit risks arising from these financial statements. See Note 8 for further details.

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
Cash is comprised of cash on hand and demand deposits. Cash equivalents include short-term highly liquid investments with original maturities of three months or less that are readily convertible to known amounts of cash and which are subject to an insignificant risk of change in value.  The Company has no cash equivalents as of September 30, 2013 or 2012.

l)	Sales Concentrations
39% of our sales for the year ended September 30, 2013 have been accounted for by a special sales agreement the Company had with Groupon.  Of the remaining sales, 10%  have been accounted for by our largest customer.

25% of our sales for the year ended September 30, 2012 have been accounted for by our three largest customers.

m)	Impairment of long-lived assets
The Company reviews its long-lived assets and intangibles periodically to determine potential impairment by comparing the carrying value of the long-lived assets with the estimated future cash flows expected to result from the use of the assets, including cash flows from disposition. Should the sum of the expected future cash flows be less than the carrying value, the Company would recognize an impairment loss. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the long-lived assets and intangibles. The Company recognized no impairment losses during the year ended September 30, 2013 or 2012.

n)	Credit Risks
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. At September 30, 2013 and 2012, the Company had no funds in excess of the FDIC insured limits.

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

4.     PREPAID EXPENSES AND OTHER ASSETS

The Company had $18,375 and $160,063 in prepaid expenses and other assets as of September 30, 2013 and 2012  respectively.  The balance as of September 30, 2013 consists of  prepaid insurance of $7,405, prepaid rent of 1,950, deposits of $4,380, and prepaid interest of  $4,640.   The balance as of September 20, 3012 consisted of prepaid inventory deposits of $136,188, prepaid insurance of $5,984, prepaid rent of 1,950, deposits of $4,380, other assets of $7,561, and prepaid interest of  $4,000.   The Company expects to use all the prepaid expenses and other assets within the next year.

5.     NOTES PAYABLE AND GAIN ON FORGIVENESS OF DEBT

As of September 30, 2011, the Company had a note payable in the amount of $7,500.  The note was due on demand and accrued interest at 10%.  In December of 2011, the principal balance of $7,500 was converted into 62,500 shares of common stock at fair market value.  Accrued interest of $8,907 was forgiven and recorded as forgiveness of debt income.  No balance remains on this loan as of September 30, 2012 or 2013.

As of September 30, 2011, the Company had a note payable in the amount of $115,000.  The note was due on October 24, 2011 and accrued interest at 6% and was convertible.  The beneficial conversion feature of the note was valued and a discount was recorded in the amount of $57,500.  During the year ended September 30, 2011, $51,112 of the discount was amortized into interest expense and $6,388 remained as a discount as of September 30, 2011.  During the year ended September 30, 2012, the remaining $6,388 discount was amortized into interest expense and there is no discount remaining.  In October of 2011, the $115,000 principal balance and $3,000 of accrued interest was converted into 4,916,666 shares of common stock at fair market value.  No balance remains on this note as of September 30, 2012 or 2013.

As of September 30, 2011, the Company had a note payable in the amount of $32,500.  The note was due on June 6, 2012 and accrued interest at 8% and was convertible.  The beneficial conversion feature of the note was valued and a discount was recorded in the amount of $15,275.  During the year ended September 30, 2011, $1,697 of the discount was amortized into interest expense and $13,578 remained as a discount as of September 30, 2011.  During the year ended September 30, 2012, the remaining $13,578 was amortized into interest expense and there is no discount remaining.  This note was repaid in February of 2012 and no balance remains on this note as of September 30, 2012 or 2013.

As of September 30, 2011, the Company had a note payable in the amount of $19,000.  The note was due on demand and accrued interest at 6% and was convertible at the market value of the stock on the date the note was executed.  There was no beneficial conversion feature related to this note.  During the year ended September 30, 2012, an additional $121,800 was received on this loan bringing the balance to $140,800.  In May of 2012, the principal balance of $140,800 was converted into 5,866,668 shares of common stock at fair market value.  Accrued interest of $2,316 was forgiven and recorded as forgiveness of debt income.  No balance remains on this note as of September 30, 2012 or 2013.

As of September 30, 2011, the Company had a note payable in the amount of $16,677.  The note is due in 60 monthly installments of $489.15.  The note would mature in September of 2014.  As of September 30, 2012, the balance due on this note is $12,331 of which $6,124 is long term and $6,207 is current.  As of September 30, 2013, the balance due on this note is $7,985 of which  all $7,985 is current.

In August of 2012, the Company borrowed $20,000.  The note was originally due on February 23, 2013 but has been extended to January 31, 2014.  The note bears interest of 5% per calendar month.  As of September 30, 2013, accrued interest relating to this note was $5,000.   As of September 30, 2013 and 2012, the balance of the note is $20,000.

During the year ended September 30, 2012, the Company borrowed $70,000.  The loan was payable on demand.  The notes were convertible at an amount that was less than the fair market value of the stock on the date the note was executed.  This beneficial conversion feature was calculated at $25,714 and was amortized into interest expense immediately since the note was a demand note.  As of September 30, 2012, the balance on these notes is $70,000 and the balance of accrued interest is $500.  During January of 2013, the Company borrowed an additional $15,000 from the same entity and consolidated that and the previous $70,000 in loans into one promissory note in the amount of $85,000.  The note was originally due in January of 2014 but has been extended to January of 2015.  The note is convertible at $0.04 per share and bears interest at 12% if interest is paid in cash and 24% if interest is paid in stock..  The Company has to option to pay interest in shares of common stock at $0.04 per share.  As of September 30, 2013, the balance on this note is $85,000.

During the year ended September 30, 2012, as detailed above, the Company converted a total of $266,300 of debt into 10,845,834 shares of common stock.  The Company also recorded forgiveness of debt income relating to these conversions in the amount of $11,222.  The Company also had $12,159 of account payable forgiven to bring total forgiveness of debt income to $23,381for the year ended September 30, 2012.  During the year  ended September 30, 2013, no debt or payables were converted to common stock or forgiven

As of September 30, 2012, the Company had  loans payable of $102,331.  Of this amount $6,124 was long term and $96,207 was current.

In February of 2013, the Company borrowed $30,000.  The note was due 60 days from the date of execution and had an interest rate of 8% for the 60 day period.  This note was repaid in April of 2013.  As of September 30, 2013, there is no balance on this note.

In April of 2013, the Company borrowed $15,000.  The note was due 60 days from the date of execution and had an interest rate of 8% for the 60 day period.  This note was repaid in June of 2013.  As of September 30, 2013, there is no balance on this note.

In July of  2013, the Company borrowed $10,000.  The note is due in July of 2014, has an interest rate of 24% if interest is paid in cash and 48% if interest is paid in stock.  The note and is convertible at $0.04 per share. The Company has the option to pay interest on this note in stock at $0.04 per share.  As of September 30, 2013, the balance on this note is $10,000.

In July of  2013, the Company borrowed $10,000.  The note is due in July of 2014, has an interest rate of 24% if interest is paid in cash and 48% if interest is paid in stock.  The note and is convertible at $0.04 per share. The Company has the option to pay interest on this note in stock at $0.04 per share.  As of September 30, 2013, the balance on this note is $10,000.

In September of  2013, the Company borrowed $5,000.  The note is due in September of 2014, has an interest rate of 24% if interest is paid in cash and 48% if interest is paid in stock.  The note and is convertible at $0.04 per share. The Company has the option to pay interest on this note in stock at $0.04 per share.  As of September 30, 2013, the balance on this note is $5,000.

In May of  2013, the Company borrowed $15,000.  The note was originally due in November of 2013 but has been extended to May of 2014.   The note has an interest rate of 24% if interest is paid in cash and 48% if interest is paid in stock.  The note was originally convertible at $0.04 per share but the conversion price was changed to $0.03 per share when it was extended. The Company has the option to pay interest on this note in stock at $0.04 per share.  As of September 30, 2013, the balance on this note is $15,000.  As part of the extension, the Company agreed to pay a penalty of 30,000 shares of common stock for every month the loan and  interest is in arrears.

In April of 2013, the Company borrowed $20,000.  The note is due in October of 2014, has an interest rate of 12% if interest is paid in cash and 24% if interest is paid in stock.  The note and is convertible at $0.05 per share. The Company has the option to pay interest on this note in stock at $0.05 per share.  As of September 30, 2013, the balance on this note is $20,000.

In March of  2013, the Company borrowed $15,000.  The note is due in September of 2014, has an interest rate of 12% if interest is paid in cash and 24% if interest is paid in stock.  The note and is convertible at $0.04 per share. The Company has the option to pay interest on this note in stock at $0.04 per share.  As of September 30, 2013, the balance on this note is $15,000.

In April of 2013, the Company borrowed $30,000.  The note is due in October of 2014, has an interest rate of 12% if interest is paid in cash and 24% if interest is paid in stock.  The note and is convertible at $0.05 per share. The Company has the option to pay interest on this note in stock at $0.05 per share.  As of September 30, 2013, the balance on this note is $30,000.

As of September 30, 2013, total notes payable was $217,985 which consisted of $82,985 of current debt and $135,000 on long term debt.  Accrued interest was $11,400 as of September 30, 2013.  Interest expense related to the above notes payable was $35,807 and $84,143 for the years ended September 30, 2013 and 2012, respectively.

6.     COMMON STOCK, OPTIONS, AND WARRANTS

Common Stock:
Our authorized common stock consists of 75,000,000 shares of common stock with a par value of $0.001 per share.  On January 20, 2012, the Company effected a 1 for 4 reverse split of its common stock.  All stock amount shown in these consolidated financial statements and footnotes have been adjusted for that split.

On September 30, 2011, the Company had 20,950,017 shares of common stock issued and outstanding and no outstanding options or warrants. On September 30, 2012, the Company had 46,859,263 shares of common stock issued and outstanding and no outstanding options or warrants.  As of September 30, 2013, there were  61,587,763 shares of common stock issued and outstanding and 2,475,000 outstanding options and 437,500 outstanding warrants.

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

In December of 2011, the Company issued 62,500 shares of common stock at a purchase price of $.08 for total proceeds of $5,000.

In December of 2011, the Company issued 105,000 shares of common stock for consulting services.  The shares were valued at $.06, fair market value, for a total expense of $6,300.

In February of 2012, the Company issued 493,750 shares of common stock at a purchase price of $.08 for total proceeds of $39,500.

In February of 2012, the Company issued 500,000 shares of common stock as compensation.  The shares were valued at market value for a total expense of $90,000.

In February of 2012, the Company issued 56,250 shares of common stock for consulting services.  The shares were valued at $.08, fair market value, for a total expense of $4,500.

In February of 2012, the Company issued 400,000 to satisfy a $60,000 accrued expense liability.  The shares were valued at fair market value.

In April of 2012, the Company issued 2,799,214 shares of common stock at a purchase price of $.04 for total proceeds of $121,162.

In April of 2012, the Company issued 600,000 shares of common stock as compensation.  The shares were valued at market value for a total expense of $79,800.

In April of 2012, the Company issued 100,000 shares of common stock for consulting services.  The shares were valued at $.133, fair market value, for a total expense of $13,300.

In April of 2012, the Company issued 120,000 shares of common stock as payment of interest.  The shares were valued at market value for a total expense of $7,200.

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

In October of 2012, 2,452,500 common shares were issued for consulting services.  All were valued at fair market value of $0.03 for a total expense of $73,575.

In October of 2012, a total of 1,100,000 shares, all valued at fair market value of $.03, were issued for compensation for a total expense of $33,000.

In October of 2012, the Board of Directors approved a Non-Qualified stock option plan for key employees and directors. 5,000,000 shares of common stock were reserved and 5,000,000 options were issued as compensation.  All the options were valued at $0.03 which was fair market value at the time of issuance.  2,500,000 options vested immediately and were expensed as compensation expense during the three months ended December 31, 2012.  1,250,000 of the options vest in six months and the remaining 1,250,000 options vest in twelve months.  These vesting options were valued and recorded as a prepaid asset that will be amortized into compensation expense over the vesting period.  During the year  ended September 30, 2013, $75,000 was amortized into expense and nothing remains in prepaid expense as of  September 30, 2013.  The options have a term of ten years and an exercise price of $0.03, which was the fair market value of the stock on the date of the grant.  During the remainder of the year ended September 30, 2013, two employees left the Company and the related 1,700,000 options were canceled.  There are 2,475,000 options vested as of September 30, 2013 with another 825,000 vesting in October of 2013.

In January of 2013, 1,125,000 shares of common stock were issued for a capital investment of $45,000.  In addition to the common stock, the buyers each received a warrant for 50% of the number of shares they purchased for a total of 562,500 warrants.  The warrants have a term of two years and a strike price of $0.03.

In January of 2013, 2,737,500 common shares were issued for consulting services.  All were valued at fair market value of $0.04 for a total expense of $109,500.

In January of 2013, 255,000 shares, all valued at fair market value of $.04, were issued as payment of interest on promissory notes as detailed in Note 5.

In April of 2013 the Company issued 1,652,500 shares for consulting services and 550,000 shares for compensation.  All shares were valued at $0.04 for a total expense of $88,100.

In June of 2013, 250,000 shares of common stock were issued for a capital investment of $10,000.

In June of 2013, 455,000 and 650,000 common shares were issued for consulting services and compensation, respectively.  All were valued at fair market value of $0.04 for a total expense of $44,200.

In June of 2013, 90,000 shares, all valued at fair market value of $.04, were issued as payment of interest on promissory notes as detailed in Note 5.

In July of 2013, 500,000 shares of common stock were issued for a capital investment of $20,000.

In July of 2013, 330,000 common shares were issued for consulting services.  All were valued at fair market value of $0.06 for a total expense of $19,800.

In July of 2013, 120,000 shares, all valued at fair market value of $.04, were issued as payment of interest on promissory notes as detailed in Note 5.

In July of 2013, 125,000 shares were issued for the exercise of 125,000 warrants.  Cash of $3,750 was received.

In June and July of 2013, the Company had 1,050,000 shares returned and canceled.  The shares were originally issued in prior periods for consulting services that were not completed.

In September of 2013, 425,000 shares of common stock were issued for a capital investment of $15,000.

In September of 2013,936,000 common shares were issued for consulting services.  All were valued at fair market value of $0.04 for a total expense of $37,440.

In September of 2013, 75,000 shares, all valued at fair market value of $.04, were issued as payment of interest on promissory notes as detailed in Note 5.

Options and Warrants:
As noted above, the Company issued options and warrants during the year ended September 30, 2013.  The following table sets for the outstanding options and warrants as of September 30, 2013:

	Options	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Outstanding as of 010/01/11:	-	$-	-	$-
Granted	-	-	-	-
Cancelled	-	-	-	-
Expired	-	-	-	-
Outstanding as of 09/30/12:	-	$-	-	$-
Granted	5,000,000	-	562,500	0.03
Cancelled	1,700,000	-	-	-
Exercised	-	-	125,000	0.03
Outstanding as of 09/30/13:	3,300,000	$0.03	437,500	$0.03
Vested as of 09/30/13:	2,475,000	$0.03	437,500	$0.03

The warrants expire in May of 2015 and the options expire in October of 2022.

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

The provision for refundable Federal income tax, using an effective tax rate of thirty-four percent (34%), consists of the following:

	Year Ended September 30, 2013	Year Ended September 30, 2012
Refundable Federal income tax attributable to:
Current operations	$(294,000)	$(213,000)
Change in deferred tax valuation allowance	294,000	213,000
Net refundable amount	-	-

The cumulative tax effect at the expected rate of thirty-four percent (34%) of significant items comprising our net deferred tax amount is as follows:

	September 30, 2013	September 30, 2012
Deferred tax asset attributable to:
Net operating loss carryover	$905,000	$611,000
Less: Valuation allowance	(905,000)	(611,000)
Net deferred tax asset	-	-

As of September 30, 2013, we had an unused Canadian NOL carryover of approximating $128,859 that is available to offset future taxable income in Canada; it begins to expire in 2026.  The Company currently has no Canadian operations.   As of September 30, 2013, we have unused U.S. NOL carryover of approximately $2,661,890 that is available to offset future taxable income in the U.S., it begins to expire in 2030. These U.S. NOL’s may be limited because we have not filed income tax returns for the current period or any previous periods.

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

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of September 30, 2013:

	Level 1	Level 2	Level 3	Fair Value
Cash	$7,857	$-	$-	$7,857
Accounts receivable	-	670	-	670
Accounts payable	-	91,249	-	91,249
Notes Payable	-	217,985	-	217,985

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of September 30, 2012:

	Level 1	Level 2	Level 3	Fair Value
Cash	$19,941	$-	$-	$19,941
Accounts receivable	-	13,171	-	13,171
Accounts payable	-	54,857	-	54,857
Notes Payable	-	102,331	-	102,331

9.     COMMITMENTS

The Company has entered into three leases for its main business locations as of September 30, 2012.  The first lease for office space calls for payments of $900 to $1,000 per month from August 15, 2010 to August 14, 2013. This lease was cancelled as of  November 2013.   The second lease for office space calls for payments of $1,460 per month from May 1, 2012 to April 30, 2013.  The third lease for a corporate service package calls for payments of $200 per month from August 1, 2012 to February 28, 2013.  The minimum future payments under these leases are $11,220 for the year ended September 30, 2014.  Rent expense was $30,445 and $31,167 for the years ended September 30, 2013 and 2012, respectively.

10.  RELATED PARTY TRANSACTIONS

During the years ended September 30, 2013 and 2012, the Company paid Chamberlain Capital Partners, a company owned by Mr. John Lennon, then president, for Mr. Lennon’s services and also reimbursed Chamberlain for the President’s health insurance and for miscellaneous office expenses.  During the year ended September 30, 2013, the Company paid Chamberlain approximately $78,000 in compensation for the President’s services, and approximately $15,000 in reimbursements for health insurance and miscellaneous office expenses.  For the year ended September 30, 2012, the Company paid Chamberlain approximately $51,000 in compensation, and approximately $15,000 in reimbursements for health insurance and miscellaneous office expenses.

During the year ended September 30, 2012, the Company had accounts payable to Chamberlain in relation to the compensation for the President’s services of $55,500.  In October of 2011, the Company satisfied this accounts payable by issuing 1,729,167 shares of common stock to Chamberlain.  The common stock was valued at fair market value at the time of the conversion.  As of September 30, 2013, the accounts payable to Chamberlain is $9,124.

11.  SUBSEQUENT EVENTS

In October of 2013, the Company accepted the resignation of Mr. John Lennon as President, CEO, CFO and Director of the Company.  Mr. Lennon has agreed to work in a consulting capacity for the Company, and signed a six month consulting agreement.  On October 22, 2013, the Board approved appointing Michael S Ross as President, CEO, and Director.  The Board also appointed Dr. Jerrold Leiken and Jeremy Noonan as directors.

In October of 2013, the Company approved the issuance of 30,000 shares for interest on notes payable;  312,500 shares for the exercise of warrants at $.03, for an investment of $9,375; and 100,000 shares for consulting services, for a total of  442,500 shares. As of the date of this Annual Report, these shares had not been issued.

In October of 2013, the Company approved issuing 3,500,000 options to Michael Ross for his new role as President, CEO, at a strike price of $0.02 and for a term of ten years.  The options vest 50% immediately, 25% in six months, and 25% in one year.

Pursuant to a provide placement initiated in  November of 2013, the Company , as of December 31, 2013,  has raised $132,850, representing 5,314,000 shares, and 2,657,000 warrants at a purchase price of $.025 per share.  As of the date of this Annual Report, these shares had not been issued.

In December of 2013, the Company approved the issuance of 460,000 shares of common stock with a fair market value of $0.025 per share to Michael Ross as compensation for his new role as President and CEO.  As of the date of this Annual Report, these shares had not been issued.

