Form 10-Q
period 2013-12-31
UV FLU TECHNOLOGIES INC
filed 2014-02-14
CIK 1385310

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  December 31, 2013

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

411 Main Street, Bldg. #5 Yarmouth Port, Ma 02675
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

☐	Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer (Do not check if smaller reporting company)	☒	Smaller Reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes   ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 7, 2014
Common stock, $.001 par value	69,304,263

UV FLU TECHNOLOGIES, INC.
FORM 10-Q

December 31, 2013

FORWARD-LOOKING STATEMENTS

This Report on Form 10-Q contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward-looking statements included in this report.  Such statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” or similar terms, variations of such terms or the negative of such terms.  Such statements are based on management's current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements.  Such statements address future events and conditions concerning, among others, capital expenditures, earnings, litigation, regulatory matters, liquidity and capital resources and accounting matters.  Actual results in each case could differ materially from those anticipated in such statements by reason of factors such as future economic conditions, changes in consumer demand, legislative, regulatory and competitive developments in markets in which we operate, results of litigation and other circumstances affecting anticipated revenues and costs, and the risk factors set forth under the heading “Risk Factors” in our Annual report on Form 10-K for the fiscal year ended September 30, 2013, filed on January 10, 2014

As used in this Form 10-Q, “we,” “us” and “our” refer to UV Flu Technologies, Inc., which is also sometimes referred to as the “Company.”

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

PART I—FINANCIAL INFORMATION
 Item 1.  Consolidated Financial Statements.

UV FLU TECHNOLOGIES, INC
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2013 (unaudited)	September 30, 2013 (audited)

ASSETS

Current Assets
Cash	$27,581	$7,857
Accounts receivable	4,279	670
Inventory	242,261	255,046
Prepaid	4,630	18,375

Total Current Assets	278,751	281,948
Equipment, net of depreciation of $4,266 as of December 31, 2013 and September 30, 2013, respectively	4,281	4,281

Total Assets	$283,032	$286,299

LIABILITIES

Current Liabilities:
Accounts payable and accrued expenses	$70,860	$79,849
Notes payable – current portion	226,899	82,985
Accrued Interest	19,700	11,400
Total Current Liabilities	317,459	174,234

Long term portion of notes payable	-	135,000

STOCKHOLDERS’ EQUITY
Common Stock (Note 6)
Authorized:
75,000,000 shares, par value $0.001 per share
Issued and outstanding:
67,361,763 shares at December 31, 2013 and 61,587,763 shares at September 30, 2013	67,362	61,589
Owed but not issued:
1,942,500 shares at December 31, 2013	1,943	-

Additional paid-in capital	3,525,041	3,227,832

Retained deficit	(3,628,773)	(3,312,426)

Total Stockholders’ Equity	(34,427)	(23,005)

Total Liabilities and Stockholders’ Equity	$283,032	$286,229

The accompanying notes are an integral part of these statements.

UV FLU TECHNOLOGIES, INC
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	Three months	Three months
	ended December 31, 2013	ended December 31, 2012

Sales and Rental Revenues	$18,924	$54,385

Cost of Sales	17,586	35,199

Gross Profit	1,338	19,186

Expenses
Depreciation and amortization	-	366
Marketing	11,454	1,650
Office and administration	186,543	90,991
Professional fees	6,255	184,421
Consulting	98,502	33,825

Total Expenses	302,754	311,253

(Loss) from Operations	(301,416)	(292,067)

Other Income (Expense)
Interest expense	(14,931)	(6,381)

Net (Loss)	$(316,347)	$(298,448)

Basic And Diluted Loss Per Share	$(0.01)	$(0.01)

Weighted Average Number Of Shares Outstanding	61,651,214	50,752,175

The accompanying notes are an integral part of these statements.

UV FLU TECHNOLOGIES, INC
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Three months ended December 31, 2013	Three months ended December 31, 2012

Cash Flows from Operating Activities:
Net (loss)	$(316,347)	$(298,448)

Adjustments to Reconcile Net Loss to Net Cash Used by Operating Activities:
Depreciation and amortization	-	366
Stock issued for compensation	81,500	200,325
Stock issued for services & interest	81,200	-
Changes in current assets and liabilities
Accounts receivable	(3,609)	4,074
Prepaid	13,745	82,303
Inventory	12,785	(64,386)
Accounts payable and accrued liabilities	4,311	(1,962)
Net Cash Flows provided by Operating Activities	(126,415)	(77,728)

Cash Flows from Investing Activities:
Purchase of equipment	-	-

Net Cash Flows provided by Investing Activities	-	-

Cash Flows From Financing Activity:
Sales of common shares	132,850	78,000
Proceeds from exercise of options	9,375	-
Proceeds from notes payable	5,000	12,414
Payments on notes payable	(1,086)	-
Net Cash Flows provided by Financing Activities	146,139	90,414

Net Cash Flows	19,724	12,686

Cash, Beginning Of Period	7,857	19,941

Cash, End Of Period	$27,581	$32,627

Supplemental Disclosure Of Cash Flow Information
Cash paid for:
Interest	$1,581	$6,381
Income tax	$-	$-
Stock issued for services and interest	$81,200	$-
Stock issued for compensation	$81,500	$200,325

The accompanying notes are an integral part of these statements.

UV FLU TECHNOLOGIES, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.     NATURE AND CONTINUANCE OF OPERATIONS

a)	Organization
UV Flu Technologies, Inc (referred to herein as “we”, “us”, “our” and similar terms) was incorporated as Northwest Chariots Incorporated in the State of Nevada, United States of America, on April 04, 2006.  On November 12, 2009, the Company changed its name from Northwest Chariots Incorporated to UV Flu Technologies, Inc.  The Company year-end is September 30th. We acquired our subsidiary, RxAir Industries, LLC, on January 31, 2011.  The consolidated financial statements as of December 31, 2013 and 2012,  and September 30, 2013 contain the accounts and activities of UV Flu Technologies, Inc. and RxAir Industries, LLC. All intercompany accounts and transactions have been eliminated in consolidation.

2.     BASIS OF PRESENTATION – GOING CONCERN

Our accompanying financial statements have been prepared in conformity with GAAP, which contemplates our continuation as a going concern.  In addition, at December 31, 2013, we had incurred losses of $3,628,773, have cash on hand of only $27,581, and have working capital of $(38,708).  There is no assurance that future capital raising plans will be successful in obtaining sufficient funds to assure our eventual profitability.  While management believes that actions planned and presently being taken to revise our operating and financial requirements provide the opportunity for us to continue as a going concern, there is no assurance the actions will be successful.  In addition, recent events in worldwide capital markets may make it more difficult for us to raise additional equity or debt capital.

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
The Company classifies its marketable equity securities as available-for-sale and they are carried at fair market value, with the unrealized gains and losses included in the determination of comprehensive income and reported in stockholders’ equity.  As of December 31, 2013 and September 30, 2013, the Company has no marketable equity securities.

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
Inventories are stated at the lower of cost or market, with cost being determined using the first-in first-out method.  Inventories consist of purchased goods held for resale. As of December 31, 2013 we had $230,866 of finished goods and $11,395 of raw materials.  As of September 30, 2013, we had $237,868 of finished goods and $17,178 of raw materials.  Inventory is reviewed for obsolescence at the end of each reporting period.

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

The Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors.  Based on this assessment there were no impairments needed as of December 31, 2013 or 2012.  Depreciation expense for the three months ended December 31, 2013 and 2012 was $0 and $366, respectively.

e)	Advertising
Advertising costs are expensed as in accordance with ASC subtopic 720-35 (formerly SOP 93-7).  Advertising costs for the three months ended December 31, 2013 and 2012 were $11,454 and $1,650, respectively.

f)	Basic and Diluted Loss Per Share
In accordance with ASC subtopic 260-10, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding.  Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  At December 31, 2013 and 2012, we had no stock equivalents that were anti-dilutive and excluded in the earnings per share computation, therefore basic loss per share and diluted loss per share are the same.

g)	Estimated Fair Value of Financial Instruments
The carrying value of our financial instruments, consisting of cash, accounts receivable, and accounts payable and accrued expenses approximate their fair value as of December 31, 2013 and 2012 due to the short-term maturity of such instruments.  It is management’s opinion that we are not exposed to significant interest, currency, or credit risks arising from these financial statements. See Note 8 for further details.

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
Cash is comprised of cash on hand and demand deposits. Cash equivalents include short-term highly liquid investments with original maturities of three months or less that are readily convertible to known amounts of cash and which are subject to an insignificant risk of change in value. There were no cash equivalents as of December 31, 2013 and September 30, 2013.

l)	Sales Concentrations

For the three months ended December 31, 2013, no customer represented a significant amount of our sales.

60% of our sales for the three months ended December 31, 2012 have been accounted for by our three largest customers. They represent 36%, 13% and 11% respectively of our total sales, respectively.

m)	Impairment of long-lived assets

The Company reviews its long-lived assets and intangibles periodically to determine potential impairment by comparing the carrying value of the long-lived assets with the estimated future cash flows expected to result from the use of the assets, including cash flows from disposition. Should the sum of the expected future cash flows be less than the carrying value, the Company would recognize an impairment loss. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the long-lived assets and intangibles. The Company recognized no impairment losses during the three months ended December 31, 2013 or 2012.

n)	Credit Risks
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. At September 30, 2013 and December 31, 2013, the Company had no funds in excess of the FDIC insured limits.

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

The Company has $4,630 and $18,375 in prepaid expenses and other assets as of December 31, 2013 and September 30, 2013, respectively.  The balance as of December 31, 2013 consists mostly of security deposits of $4,380.

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

As of September 30, 2011, the Company had a note payable in the amount of $32,500.  The note was due on June 6, 2012 and accrued interest at 8% and was convertible.  The beneficial conversion feature of the note was valued and a discount was recorded in the amount of $15,275.  During the year ended September 30, 2011, $1,697 of the discount was amortized into interest expense and $13,578 remained as a discount as of September 30, 2012.  During the year ended September 30, 2012, the remaining $13,578 was amortized into interest expense and there is no discount remaining.  This note was repaid in February of 2012 so no balance remains on this note as of September 30, 2012 or 2013.

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

As of September 30, 2011, the Company had a note payable in the amount of $16,677.  The note is due in 60 monthly instalments of $489.15.  The note will mature in September of 2014.  As of September 30, 2013, the balance due on this note is $7,985 of which all $7,985 is current.  As of December 31, 2013, the balance due on this note is $6,899 of which all $6,899 is current.

In August of 2012, the Company borrowed $20,000.  The note was originally due on February 23, 2013 but had been extended to December 31, 2013.  As of the date of this filing the note is in default.  As part of the extension, the Company agreed to move $5,000 of accrued interest into the balance of the note and drop the interest rate to 1% per month.  The issuer of the note was given 200,000 shares of common stock in exchange for the extension.  .  As of September 30, 2013, accrued interest relating to this note was $5,000 and the balance was $20,000.  As of December 31, 2013, the balance of the note is $25,000.

During the year ended September 30, 2012, the Company borrowed $70,000.  The loan was payable on demand.  The notes were convertible at an amount that was less than the fair market value of the stock on the date the note was executed.  This beneficial conversion feature was calculated at $25,714 and was amortized into interest expense immediately since the note was a demand note.  As of September 30, 2012, the balance on these notes is $70,000 and the balance of accrued interest is $500.  During January of 2013, the Company borrowed an additional $15,000 from the same entity and consolidated that and the previous $70,000 in loans into one promissory note in the amount of $85,000.  The note was originally due in January of 2014 but has been extended to January of 2015.  The note is convertible at $0.04 per share and bears interest at 12% if interest is paid in cash and 24% if interest is paid in stock.  The company has the option to pay interest in shares of common stock at $0.04 per share.  As of September 30, 2013 and December 31, 2013, the balance on this note is $85,000.

During the year ended September 30, 2012, as detailed out above, the Company converted a total of $266,300 of debt into 10,845,834 shares of common stock.  The company also recorded forgiveness of debt income relating to these conversions in the amount of $11,222.  During the year the Company also had $12,159 of account payable forgiven to bring total forgiveness of debt income to $23,381 for the year ended September 30, 2012.  During the year ended September 30, 2013, no debt or payables were converted to common stock or forgiven.

As of September 30, 2012, the Company had loans payable of $102,331.  Of this amount $6,124 was long term and $96,207 was current.

In February of 2013, the Company borrowed $30,000.  The note was due 60 days from the date of execution and had an interest rate of 8% for the 60 day period.  This note was repaid in April of 2013.  As of September 30, 2013, there is no balance on this note.

In April of 2013, the Company borrowed $15,000.  The note was due 60 days from the date of execution and had an interest rate of 8% for the 60 day period.  This was repaid in June of 2013.  As of September 30, 2013, there is no balance on this note.

In July of 2013, the Company borrowed $10,000.  The note is due in July of 2014, has an interest rate of 24% if interest is paid in cash and 48% if interest is paid in stock.  The note is convertible at $0.04 per share.  The Company has the option to pay interest on this note in stock at $0.04 per share.  As of September 30, 2013 and December 31, 2013, the balance on this note is $10,000.

In July of 2013, the Company borrowed $10,000.  The note is due in July of 2014, has an interest rate of 24% if interest is paid in cash and 48% if interest is paid in stock.  The note and is convertible at $0.04 per share.  The Company has the option to pay interest on this note in stock at $0.04 per share.  As of September 30, 2013 and December 31, 2013, the balance on this note is $10,000.

In September of 2013, the Company borrowed $5,000.  The note is due in September of 2014, has an interest rate of 24% if interest is paid in cash and 48% if interest is paid in stock.  The note is convertible at $0.04 per share.  The Company has the option to pay interest on this note in stock at $0.04 per share.  As of September 30, 2013 and December 31, 2013, the balance on this note is $5,000.

In May of 2013, the Company borrowed $15,000.  The note was originally due in November of 2013 but has been extended to May of 2014.  The note has an interest rate of 24% if interest is paid in cash and 48% if interest is paid in stock.  The note was originally convertible at $0.04 per share but the conversion rice was changed to $0.03 per share when it was extended.  The Company has the option to pay interest on this note in stock at $0.04 per share.  As of September 30, 2013 and December 31, 2013, the balance on this note is $15,000.  As part of the extension, the Company agreed to pay a penalty of 30,000 shares of common stock for every month the loan and interest is in arrears.

In April of 2013, the Company borrowed $20,000.  The note is due in October 2014, has an interest rate of 12% if interest is paid in cash and 24% if interest is paid in stock.  The note is convertible at $0.05 per 12% per share.  The Company has the option to pay interest on this note in stock at $0.05 per share.  As of September 30, 2013 and December 31, 2013, the balance on this note is $20,000.

In March of 2013, the Company borrowed $15,000.  The note is due in September of 2014, has an interest rate of 12% if paid interest is paid in cash and 24% if interest is paid in stock.  The note is convertible at $0.04 per share.  The Company has the option to pay interest on this note in stock at $0.04 per share.  As of September 30, 2013 and December 31, 2013, the balance on this note is $15,000.

In April of 2013, the Company borrowed $30,000.  This note is due in October of 2014, has an interest rate of 12% if interest is paid in cash and 24% if interest is paid in stock.  The note is convertible at $0.05 per share.  The Company has the option to pay interest on this note in stock at $0.05 per share.  As of September 30, 2013 and December 31, 2013, the balance on this note is $30,000.

As of September 30, 2013, total notes payable was $217,985, which consisted of $82,985 of current debt and $135,000 on long term debt.  Accrued interest was $11,400 as of September 30, 2013.

In October of 2013, the Company borrowed $5,000.  This note is due in August of 2014, has an interest rate of 24% if interest is paid in cash and 48% if interest is paid in stock.  The note is convertible at $0.04 per share.  The Company has the option to pay interest on this note in stock at $0.04 per share.  As of December 31, 2013, the balance on this note is $5,000.

As of December 31, 2013, total notes payable was $226,899, which consisted of $226,899 of current debt and no long term debt.  Accrued interest was $19,700 as of December 31, 2013.

Interest expense related to the above notes payable was $14,931 and $6,381 for the three months ended December 31, 2013 and 2012, respectively.

6.     COMMON STOCK

Our authorized common stock consists of 75,000,000 shares of common stock with a par value of $0.001 per share.  On January 20, 2012, the Company did a 1 for 4 reverse split of its common stock.  All stock amounts shown in these financial statements and footnotes have been adjusted for that split.

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

In October of 2012, 2,452,500 common shares were issued for consulting services.  All were valued at fair market value of $0.03, for a total expense of $73,575.

In October of 2012, a total of 1,100,000 shares, all valued at $0.03, were issued for compensation for a total expense of $33,000.

In October of 2012, the Board of Directors approved a Non-Qualified stock option plan for key employees and directors. 5,000,000 shares of common stock were reserved and 5,000,000 options were issued as compensation.  All the options were valued at $0.03, which was fair market value at the times of issuance.  2,500,000 options were vested immediately and were expensed as compensation expense during the three months ended December 31, 2012.  1,250,000 of the options vest in six months and the remaining 1,250,000 options vest in twelve months.  These vesting options were valued and recorded as a prepaid asset that will be amortized into compensation expense over the vesting period.  During the year ended September 30, 2013, $75,000 was amortized into expense and nothing remains in prepaid expense as of September 30, 2013.  The options have a term of ten years and an exercise price of $0.03, which was the fair market value of the stock on the date of the grant.  During the remainder of the year, two employees left the Company and the related 1,700,000 options were canceled.  There are 2,475,000 options vested as of September 30, 2013 with another 825,000 vesting in October of 2013.

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

In January of 2013, 255,000 shares, all valued at fair market value of $0.04, were issued as payment of interest on promissory notes as detailed in Note 5.

In April of 2013, the Company issued 1,652,500 shares for consulting services and 550,000 shares for compensation.  All shares were valued at $0.04 for a total expense of $88,100.

In June of 2013, 250,000 shares of common stock were issued for a capital investment of $10,000.

In June of 2013, 455,000 and 650,000 common shares were issued for consulting services and compensation, respectively.  All were valued at fair market value of $0.04 for a total expense of $44,200.

In June of 2013, 90,000 shares, all valued at fair market value of $0.04, were issued as payment of interest on promissory notes as detailed in Note 5.

In July of 2013, 500,000 shares of common stock were issued for a capital investment of $20,000.

In July of 2013, 330,000 common shares were issued for consulting services.  All were valued at fair market value of $0.06 for a total expense of $19,800.

In July of 2013, 120,000 shares, all valued at fair market value of $0.04, were issued as payment of interest on promissory notes as detailed in Note 5.

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

In September of 2013, 736,000 common shares were issued for consulting services and 200,000 common shares were issued for a note payable extension.  All were valued at fair market value of $0.04 for a total expense of $37,440.

In September of 2013, 75,000 shares, all valued at fair market value of $0.04, were issued as payment of interest on promissory notes as detailed in Note 5.

As of September 30, 2013, the Company had 61,587,763 common shares issued and outstanding.

In October of 2013, the Company approved the issuance of 30,000 shares for interest on notes payable, 312,500 shares for the exercise of warrants at $.03, for an investment of $9,375, and 1,600,000 shares for consulting services, for a total of 1,942,500 shares.  The shares were valued at $0.04 and $0.05, the market value on the date they were granted for a total expense of $81,200.  As of December 31, 2013, these shares had not been issued and are therefore shown in these financial statements as common stock owed but not issued.

In October of 2013, the Company issued 3,500,000 options as a signing bonus to its new CEO.  The options have a strike price of $0.02, a term of ten years, and vest immediately.  The options were valued using the black-scholes option pricing model using the following inputs; strike price = $0.02, stock price = $0.02, term = 10 years, volatility = 278.67%, and risk free interest rate of .43%.  The options were valued at $70,000 and expensed as compensation in the three months ended December 31, 2013.

In December of 2013, 5,314,000 shares of common stock were issued for a capital investment of $132,850.  In addition to the common stock, the buyers each received a warrant for 50% of the number of shares they purchased for a total of 2,657,000 warrants.  The warrants have a term of two years and a strike price of $0.025.

In December of 2013, the Company issued 460,000 shares of common stock as compensation for a total expense of $11,500.

Options and Warrants:
As noted above, the Company issued options and warrants during the year ended September 30, 2013 and the three months ended December 31, 2013.  The following table sets forth the outstanding options and warrants as of December 31, 2013:

	Options	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Outstanding as of 10/01/12:	$-	$-	$-		$-
Granted	5,000,000	0.03	562,500		0.03
Cancelled	1,700,000	0.03	-		-
Expired	-	-	125,000		0.03
Outstanding as of 9/30/13:	3,300,000	$0.03	437,500		$0.03
Granted	3,500,000	0.025	2,657,000		0.025
Cancelled	-	-	-		-
Exercised	-	-	312,500	$

Outstanding as of 12/31/13:	6,800,000	$0.025	2,782,000		0.025
				$
Vested as of 12/31/13:	6,800,000	0.025	2,782,000		0.025

The warrants expire in May and December of 2015 and the options expire in October of 2022 and 2023.

7.	INCOME TAXES

We are subject to income taxes in the United States.  Substantially all operations prior to September 30, 2009 were in Canada.  Substantially all operations after October of 2010 have been conducted in the United States.

Deferred income taxes arise from temporary timing differences in the recognition of income and expenses for financial reporting and tax purposes.  Our deferred tax assets consist entirely of the benefit from net operating loss (“NOL”) carry-forwards.    Our deferred tax assets are offset by a valuation allowance due to the uncertainty of the realization of the NOL carry-forwards.  NOL carry-forwards may be further limited by a change our ownership, other provisions of the tax laws, and because the Company has never filed tax returns in the United States.  The Company is currently in the process of getting up-to-date with its income tax filings.

The provision for refundable Federal income tax, using an effective tax rate of thirty-four percent (34%), consists of the following:

	Three months ended December 31, 2013	Year ended September 30, 2013
Refundable Federal income tax attributable to:
Current operations	$(107,000)	$(294,000)
Change in deferred tax valuation allowance	107,000	294,000
Net refundable amount	-	-

The cumulative tax effect at the expected rate of thirty-four percent (34%) of significant items comprising our net deferred tax amount is as follows:

	December 31, 2013	September 30, 2013
Deferred tax asset attributable to:
Net operating loss carryover	$1,012,000	$905,000
Less: Valuation allowance	(1,012,000)	(905,000)
Net deferred tax asset	-	-

At December 31, 2013, we had an unused Canadian NOL carryover of approximating $128,859 that is available to offset future taxable income in Canada; it expires the beginning in 2026. At December 31, 2013, we had unused NOL carryover of approximately $3,000,000 that is available to offset future taxable income in the U.S.

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

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of December 31, 2013:

	Level 1	Level 2	Level 3	Fair Value
Cash	$27,581	$-	$-	$27,595
Accounts receivable	-	4,279	-	4,279
Accounts payable	-	70,860	-	70,860
Notes Payable	-	226,899	-	226,899

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of September 30, 2013:

	Level 1	Level 2	Level 3	Fair Value
Cash	$7,857	$-	$-	$7,857
Accounts receivable	-	670	-	670
Accounts payable	-	91,249	-	91,249
Notes Payable	-	217,985	-	217,985

9.	COMMITMENTS

The Company has entered into one lease for its main business locations as of December 31, 2013.  The lease for office space calls for payments of $1,460 per month from May 1, 2013 to April 30, 2014.

10.	RELATED PARTY TRANSACTIONS

During the three months ended December 31, 2013 and the year ended September 30, 2013, the Company paid Chamberlain Capital Partners, a company owned by the previous President, for his services and also reimbursed Chamberlain for the President’s health insurance and for miscellaneous office expenses. During the three months ended December 31, 2013, the Company paid Chamberlain approximately $6,000 in compensation and accrued another $7,000 in compensation for services. During the year ended September 30, 2013, the Company paid Chamberlain approximately $78,000 in compensation for the President’s services, and approximately $15,000 in reimbursements for health insurance and miscellaneous office expenses.

11.	SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through the date these financial statements were issued and determined the following events to disclose:

In January of 2014,  the Company issued 30,000 common shares for pre-paid interest,  as well as 312,500 shares for the exercise of warrants at $.03,  and 1,600,000 shares for consulting services, for a total of  1,942,500 shares.

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

The Company has spent the last two years building the brand, and focusing marketing efforts towards areas that will not only generate sales, but educate consumers about the indoor air quality space, and why it is so important, and why our product is so unique in its ability to treat all forms of indoor air pollution. Sales have begun to show the results from these initiatives.  In order to meet our business objectives, we will need to raise additional funds through equity or convertible debt financing. There can be no assurance that we will be successful in raising additional funds and, if unsuccessful, our plans for expanding operations and business activities may have to be curtailed.  Any attempt to raise funds, through debt or equity financing, would likely result in dilution to existing shareholders.

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

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  We believe certain critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.  A description of our critical accounting policies is set forth in our Annual Report on Form 10-K for the year ended September 30, 2013.  As of, and for the three months ended December 31, 2013, there have been no material changes or updates to our critical accounting policies.

Results of Operations

The following discussion of the financial condition, results of operations, cash flows and changes in our financial position should be read in conjunction with our audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2013 filed on January 13, 2014.

Results of Operations for the three months ended December 31, 2013 as compared to the three months ended December 31, 2012

During the three months ended December 31, 2013, we received gross revenue of $18,924 as compared to $54,385 for the three months ended December 31, 2012.

For the three months ended December 31, 2013 and December 31, 2012, we incurred a loss of $316,347 and $298,448 respectively.

The decrease in revenues is due to the delay in a major national sales launch.

Sales Revenue

During the three months ended December 31, 2013, we received gross revenue of $18,924 as compared to $54,385 for the three months ended December 31, 2013. The decrease is primarily related to the delay in a national introduction of the UV-400 through a major marketing company, which had been anticipated to begin in the first quarter. The Company had signed a limited exclusivity agreement which was in effect during the test period, which ends in February.  The results don’t fully reflect the strides the Company has made in building a platform for significant growth. The Company has decided to split its marketing efforts into 4 major areas:

•	Residential
•      Medical

•	Commercial
•      Sleep Market

Residentially, the Company is utilizing mediums that can efficiently sell product, while also educating the consumer. Internet marketers, like Groupon, video, infomercials, and direct mail and email campaigns are all potential mediums. Our target market is health-conscious consumers, new mothers, any individuals undergoing chemotherapy or transplants, and individuals with asthma or allergies.

 The Medical space, we are pursuing through our RX Air platform, which has an installed base of almost 600 hospitals worldwide. We plan on attacking this space through added distributors, both domestically, as well as Internationally, while also contacting all of our current customers. We are also planning on adding national distributors that sell into this space.

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

In the first half of 2013, the Company began working with a national sales and marketing company, that sells a line of infrared heaters and air purifiers. The Company spends almost 40% of their gross revenues on marketing,  which UV Flu felt was necessary in building the brand. Test marketing is expected to be completed in February of 2014, at which time the Companies will discuss the potential of a national launch.

We have designed a lower cost unit for the residential marketplace, that we feel will be the best product in the market, and will incorporate our technology with an advanced filter medium. We feel next year the demand for that product internationally could be significant.

Net Income (Loss)

During the three months ended December 31, 2013, our net loss was $316,347 as compared to $298,448  for the three months ended December 31, 2012.  The increase in net loss is due to a decrease in sales due to a delay in a major contract.

General and Administrative Expenses

During the three months ended December 31, 2013, the Company incurred total expenses of $302,754, as compared to $311,253 for the three months ended December 31, 2012. The decrease is primarily due to a lower level of professional fees during the quarter.

	December 31, 2013	December 31, 2012
Marketing	$11,454	1,650
Office and administration	186,543	90,991
Professional fees	6,255	184,421
Consulting	98,502	33,825
Depreciation	0	366
Total	$302,754	311,253

Liquidity and Capital Resources

As of December 31, 2013, we had cash of $27,581, and working capital of $(38,708).  During the period ended December 31, 2013, we funded our operations from receipts of sales revenues, proceeds from loans payable and sale of shares.   In order to survive, we are dependent on increasing our sales volume.  Additionally, we plan to continue further financings and believe that this will provide sufficient working capital to fund our operations for at least the next 12 months.  Changes in our operating plans, increased expenses, additional acquisitions, or other events may cause us to seek additional equity or debt financing in the future.

For the three months ended December 31, 2013, $126,415 in cash flows was used in operating activities as compared to $77,228 that was used in  operating activities for the three months ended December 31, 2012.  The increase is primarily due to an increase in our general and administrative expenses for the three months ended December 31, 2013 as compared to the three months ended December 31, 2012 as a result of additional staffing and marketing expenses. For the period ended December 31, 2013, net cash provided by operating activities reflected $22,921 in changes in current assets and inventory, and we used $4,311 in accounts payable and accrued liabilities.

For the three month period ended December 31, 2013 cash flows used for investing activities was $0 as compared to $0 cash used for the three month period ended December 31, 2012.

For the three months ended December 31, 2013, cash provided by financing activities was $146,139 compared to $90,414 of cash used for the period ended December 31, 2012.  $5,000 was provided by notes payables, $9,375 from the exercise of warrants, and $132,850 of proceeds from the sale of common shares were provided for the three months ending December 31, 2013 as compared to $12,414 was from notes payable and $78,000 proceeds from the sale of common shares for the three month period ending December 31, 2012.

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

Capital Expenditures

We did not make any capital expenditures in the three months ended December 31, 2013.

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

There were no changes in our internal controls over financial reporting that occurred during the three months ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.  We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

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

In October of 2012, 2,452,500 common shares were issued for consulting services.  All were valued at fair market value of $.03 for a total expense of $73,575.

In October of 2012, a total of 1,100,000 shares, all valued at $.03, were issued for compensation for a total expense of $33,000.

In October of 2012, the Board of Directors approved a Non-Qualified stock option plan for key employees and directors. 5,000,000 shares of common stock were reserved and 5,000,000 options were issued as compensation.  All the options were valued at $0.03, which was fair market value at the times of issuance.  2,500,000 options were vested immediately and were expensed as compensation expense during the three months ended December 31, 2012.  1,250,000 of the options vest in six months and the remaining 1,250,000 options vest in twelve months.  These vesting options were valued and recorded as a prepaid asset that will be amortized into compensation expense over the vesting period.  During the year ended September 30, 2013, $75,000 was amortized into expense and nothing remains in prepaid expense as of September 30, 2013.  The options have a term of ten years and an exercise price of $0.03, which was the fair market value of the stock on the date of the grant.  During the remainder of the year, two employees left the Company and the related 1,700,000 options were canceled.  There are 2,475,000 options vested as of September 30, 2013 with another 825,000 vesting in October of 2013.

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

In January of 2013, 255,000 shares, all valued at fair market value of $0.04, were issued as payment of interest on promissory notes as detailed in Note 5.

In April of 2013, the Company issued 1,652,500 shares for consulting services and 550,000 shares for compensation.  All shares were valued at $0.04 for a total expense of $88,100.

In June of 2013, 250,000 shares of common stock were issued for a capital investment of $10,000.

In June of 2013, 455,000 and 650,000 common shares were issued for consulting services and compensation, respectively.  All were valued at fair market value of $0.04 for a total expense of $44,200.

In June of 2013, 90,000 shares, all valued at fair market value of $0.04, were issued as payment of interest on promissory notes as detailed in Note 5.

In July of 2013, 500,000 shares of common stock were issued for a capital investment of $20,000.

In July of 2013, 330,000 common shares were issued for consulting services.  All were valued at fair market value of $0.06 for a total expense of $19,800.

In July of 2013, 120,000 shares, all valued at fair market value of $0.04, were issued as payment of interest on promissory notes as detailed in Note 5.

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

In September of 2013, 936,000 common shares were issued for consulting services.  All were valued at fair market value of $0.04 for a total expense of $37,440.

In September of 2013, 75,000 shares, all valued at fair market value of $0.04, were issued as payment of interest on promissory notes as detailed in Note 5.

In October of 2013, the Company approved the issuance of 30,000 shares for interest on notes payable, 312,500 shares for the exercise of warrants at $.03, for an investment of $9,375, and 1,600,000 shares for consulting services, for a total of 1,942,500 shares.  The shares were valued at $0.04 and $0.05, the market value on the date they were granted for a total expense of $81,200.  As of December 31, 2013, these shares had not been issued and are therefore shown in these financial statements as common stock owed but not issued.

In October of 2013, the Company issued 3,500,000 options as a signing bonus to its new CEO.  The options have a strike price of $0.02, a term of ten years, and vest immediately.  The options were valued using the black-scholes option pricing model using the following inputs; strike price = $0.02, stock price = $0.02, term = 10 years, volatility = 278.67%, and risk free interest rate of .43%.  The options were valued at $70,000 and expensed as compensation in the three months ended December 31, 2013.

In December of 2013, 5,314,000 shares of common stock were issued for a capital investment of $132,850.  In addition to the common stock, the buyers each received a warrant for 50% of the number of shares they purchased for a total of 2,657,000 warrants.  The warrants have a term of two years and a strike price of $0.025.

In December of 2013, the Company issued 460,000 shares of common stock as compensation for a total expense of $11,500.

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

UV FLU TECHNOLOGIES, INC

Date: February 14, 2014	By:	/s/ Michael S. Ross
	Name:	Michael S. Ross
	Title:	President, Chief Executive Officer and
Chief Financial Officer

LIST OF EXHIBITS

Exhibit No.	Description

31.1	PEO Certification required under Section 302 of Sarbanes-Oxley Act of 2002
31.2	PFO Certification required under Section 302 of Sarbanes-Oxley Act of 2002
32	PEO/PFO Certification required under Section 906 of Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document (furnished herewith)
101.SCH	XBRL Taxonomy Extension Schema (furnished herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (furnished herewith)
101.DEF	XBRL Taxonomy Extension Definition Linkbase (furnished herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase (furnished herewith)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase (furnished herewith)

