Form 10-Q
period 2014-03-31
UV FLU TECHNOLOGIES INC
filed 2014-05-20
CIK 1385310

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-53306

UV FLU TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Nevada	46-5559864
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

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

☐	Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer (Do not check if smaller reporting company)	☒	Smaller Reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes   ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 15, 2014
Common stock, $.001 par value	69,304,263

UV FLU TECHNOLOGIES, INC.

FORM 10-Q

March 31, 2014

FORWARD-LOOKING STATEMENTS

This Report on Form 10-Q contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward-looking statements included in this report. Such statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” or similar terms, variations of such terms or the negative of such terms. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements. Such statements address future events and conditions concerning, among others, capital expenditures, earnings, litigation, regulatory matters, liquidity and capital resources and accounting matters. Actual results in each case could differ materially from those anticipated in such statements by reason of factors such as future economic conditions, changes in consumer demand, legislative, regulatory and competitive developments in markets in which we operate, results of litigation and other circumstances affecting anticipated revenues and costs, and the risk factors set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2013, filed on January 13, 2014.

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

PART I—FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements.

UV FLU TECHNOLOGIES, INC

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2014 (unaudited)		September 30, 2013 (audited)

ASSETS

Current Assets
Cash	$12,512		$7,857
Accounts receivable	40,856		670
Inventory	189,244	1	255,046
Prepaid	22,536		18,375

Total Current Assets	265,148		281,948
Equipment, net of depreciation of $4,266 as of March 31, 2014 and September 30, 2013, respectively	4,281		4,281

Total Assets	$269,429		$286,229

LIABILITIES

Current Liabilities:
Accounts payable and accrued expenses	$89,188		$79,849
Notes payable – current portion	235,813		82,985
Accrued Interest	-		11,400
Total Current Liabilities	325,001		174,234

Long term portion of notes payable	-		135,000
Total Liabilities	325,001		309,234
STOCKHOLDERS’ EQUITY
Common Stock (Note 6)
Authorized:
75,000,000 shares, par value $0.001 per share
Issued and outstanding:
69,304,263 shares at March 31, 2014 and 61,587,763 shares at September 30, 2013	69,305		61,589
Owed but not issued:
3,603,000 shares and 0 shares at March 31, 2014 and Sept 30, 2013	3,603		-

Additional paid-in capital	3,631,738		3,227,832

Retained deficit	(3,760,218)		(3,312,426))

Total Stockholders’ Equity	(55,572)		(23,005))

Total Liabilities and Stockholders’ Equity	$269,429		$286,229

The accompanying notes are an integral part of these statements.

UV FLU TECHNOLOGIES, INC

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	Three months ended March 31, 2014	Three months ended March 31, 2013

Sales and Rental Revenues	$59,473	$73,337

Cost of Sales	59,945	42,826

Gross Profit	(472)	30,511

Expenses
Depreciation and amortization	-	366
General and administrative	116,842	259,219

Total Expenses	116,842	259,585

(Loss) from Operations	(117,314)	(229,074)

Other Income (Expense)
Interest expense	(14,131)	(14,491)

Net (Loss)	$(131,445)	$(243,565)

Basic And Diluted Loss Per Share	$(0.00)	$(0.00)

Weighted Average Number Of Shares Outstanding	69,196,346	55,244,013

The accompanying notes are an integral part of these statements.

UV FLU TECHNOLOGIES, INC

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	Six months ended March 31, 2014	Six months ended March 31, 2013

Sales and Rental Revenues	$78,397	$127,722

Cost of Sales	77,531	78,025

Gross Profit	866	49,697

Expenses
Depreciation and amortization	-	732
General and administrative	419,596	570,106

Total Expenses	419,596	570,838

(Loss) from Operations	(418,730)	(521,141)

Other Income (Expense)
Interest expense	(29,062)	(20,872)

Net (Loss)	$(447,792)	$(542,013)

Basic And Diluted Loss Per Share	$(0.01)	$(0.01)

Weighted Average Number Of Shares Outstanding	65,402,937	52,985,686

The accompanying notes are an integral part of these statements.

UV FLU TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Six months ended March 31, 2014	Six months ended March 31, 2013

Cash Flows from Operating Activities:
Net (loss)	$(447,792)	$(542,013)

Adjustments to Reconcile Net Loss to Net Cash Used by Operating Activities:
Depreciation and amortization	-	732
Stock issued for compensation	93,000	233,775
Stock issued for services & interest	127,000	142,500
Changes in current assets and liabilities
Accounts receivable	(40,186)	(38,716)
Prepaid	65,803	67,700
Inventory	(4,161)	(45,552)
Accounts payable and accrued liabilities	(2,062)	(1,178)
Net Cash Flows used by Operating Activities	(208,398)	(182,752)

Cash Flows from Investing Activities:
Purchase of equipment	-	-

Net Cash Flows provided by Investing Activities	-	-

Cash Flows From Financing Activity:
Sales of common shares	185,850	123,000
Proceeds from exercise of options	9,375	-
Proceeds from notes payable	20,000	57,827
Payments on notes payable	(2,172)	-
Net Cash Flows provided by Financing Activities	213,053	180,827

Net Cash Flows	4,655	(1,925)

Cash, Beginning Of Period	7,857	19,941

Cash, End Of Period	$12,512	$18,016

Supplemental Disclosure Of Cash Flow Information
Cash paid for:
Interest	$762	$12,347
Income tax	$-	$-
Stock issued for services and interest	$127,000	$142,500
Stock issued for compensation	$93,000	$233,775

The accompanying notes are an integral part of these statements.

UV FLU TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE AND CONTINUANCE OF OPERATIONS

a)	Organization

UV Flu Technologies, Inc. (referred to herein as “we”, “us”, “our” and similar terms) was incorporated as Northwest Chariots Incorporated in the State of Nevada, United States of America, on April 04, 2006. On November 12, 2009, the Company changed its name from Northwest Chariots Incorporated to UV Flu Technologies, Inc. The Company year-end is September 30th. We acquired our subsidiary, RxAir Industries, LLC, on January 31, 2011. The condensed consolidated financial statements as of March 31, 2014 and 2013 contain the accounts and activities of UV Flu Technologies, Inc. and RxAir Industries, LLC. All intercompany accounts and transactions have been eliminated in consolidation.

2.	BASIS OF PRESENTATION – GOING CONCERN

Our accompanying financial statements have been prepared in conformity with GAAP, which contemplates our continuation as a going concern. In addition, as of March 31, 2014, we had incurred losses of $3,760,218, have cash on hand of only $12,512, and have working capital of $(59,853). There is no assurance that future capital raising plans will be successful in obtaining sufficient funds to assure our eventual profitability. While management believes that actions planned and presently being taken to revise our operating and financial requirements provide the opportunity for us to continue as a going concern, there is no assurance the actions will be successful.

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

The Company classifies its marketable equity securities as available-for-sale and they are carried at fair market value, with the unrealized gains and losses included in the determination of comprehensive income and reported in stockholders’ equity. As of March 31, 2014 and September 30, 2013, the Company has no marketable equity securities.

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

Inventories are stated at the lower of cost or market, with cost being determined using the first-in first-out method.  Inventories consist of purchased goods held for resale. As of March 31, 2014 we had $177,849 of finished goods and $11,395 of raw materials.  As of September 30, 2013, we had $237,868 of finished goods and $17,178 of raw materials.  Inventory is reviewed for obsolescence at the end of each reporting period.

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

The Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors. Based on this assessment there were no impairments needed as of March 31, 2014 or 2013. Depreciation expense for the six months ended March 31, 2014 and 2013 was $0 and $732, respectively.

e)	Advertising

Advertising costs are expensed as in accordance with ASC subtopic 720-35 (formerly SOP 93-7). Advertising costs for the six months ended March 31, 2014 and 2013 were $7,400 and $2,533, respectively.

f)	Basic and Diluted Loss Per Share

In accordance with ASC subtopic 260-10, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At March 31, 2014 and 2013, we had no stock equivalents that were anti-dilutive and excluded in the earnings per share computation; therefore basic loss per share and diluted loss per share are the same.

g)	Estimated Fair Value of Financial Instruments

The carrying value of our financial instruments, consisting of cash, accounts receivable, and accounts payable and accrued expenses approximate their fair value as of March 31, 2014 and 2013 due to the short-term maturity of such instruments. It is management’s opinion that we are not exposed to significant interest, currency, or credit risks arising from these financial statements. See Note 8 for further details.

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

Cash is comprised of cash on hand and demand deposits. Cash equivalents include short-term highly liquid investments with original maturities of three months or less that are readily convertible to known amounts of cash and which are subject to an insignificant risk of change in value. There were no cash equivalents as of March 31, 2014 and September 30, 2013.

l)	Sales Concentrations

60% of our sales for the six months ended March 31, 2014 have been accounted for by our two largest costumers. They represent 38% and 22% respectively of our total sales.

60% of our sales for the six months ended March 31, 2013 have been accounted for by our largest customer.

m)	Impairment of long-lived assets

The Company reviews its long-lived assets and intangibles periodically to determine potential impairment by comparing the carrying value of the long-lived assets with the estimated future cash flows expected to result from the use of the assets, including cash flows from disposition. Should the sum of the expected future cash flows be less than the carrying value, the Company would recognize an impairment loss. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the long-lived assets and intangibles. The Company recognized no impairment losses during the six months ended March 31, 2014 or 2013.

n)	Credit Risks

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. At September 30, 2013 and March 31, 2014, the Company had no funds in excess of the FDIC insured limits.

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

4.	PREPAID EXPENSES AND OTHER ASSETS

The Company has $22,536 and $18,375 in prepaid expenses and other assets as of March 31, 2014 and September 30, 2013, respectively.

5.	NOTES PAYABLE

As of September 30, 2011, the Company had a note payable in the amount of $16,677. The note is due in 60 monthly instalments of $489.15. The note will mature in September of 2014. As of September 30, 2013, the balance due on this note is $7,985 of which all $7,985 is current. As of March 31, 2014, the balance due on this note is $5,812 of which all $5,812 is current.

In August of 2012, the Company borrowed $20,000. The note was originally due on February 23, 2013 but had been extended to December 31, 2013. As of the date of this filing the note is in default. As part of the extension, the Company agreed to move $5,000 of accrued interest into the balance of the note and drop the interest rate to 1% per month. The issuer of the note was given 200,000 shares of common stock in exchange for the extension. As of September 30, 2013, accrued interest relating to this note was $5,000 and the balance was $20,000. As of March 31, 2014, the balance of the note is $25,000.

During the year ended September 30, 2012, the Company borrowed $70,000. The loan was payable on demand. The notes were convertible at an amount that was less than the fair market value of the stock on the date the note was executed. This beneficial conversion feature was calculated at $25,714 and was amortized into interest expense immediately since the note was a demand note. As of September 30, 2012, the balance on these notes is $70,000 and the balance of accrued interest is $500. During January of 2013, the Company borrowed an additional $15,000 from the same entity and consolidated that and the previous $70,000 in loans into one promissory note in the amount of $85,000. The note was originally due in January of 2014 but has been extended to January of 2015. The note is convertible at $0.04 per share and bears interest at 12% if interest is paid in cash and 24% if interest is paid in stock. The Company has the option to pay interest in shares of common stock at $0.04 per share. As of September 30, 2013 and March 31, 2014, the balance on this note is $85,000.

In February of 2013, the Company borrowed $30,000. The note was due 60 days from the date of execution and had an interest rate of 8% for the 60 day period. This note was repaid in April of 2013. As of September 30, 2013 and March 31, 2014, there is no balance on this note.

In April of 2013, the Company borrowed $15,000. The note was due 60 days from the date of execution and had an interest rate of 8% for the 60 day period. This was repaid in June of 2013. As of September 30, 2013 and March 31, 2014, there is no balance on this note.

In July of 2013, the Company borrowed $10,000. The note is due in July of 2014, has an interest rate of 24% if interest is paid in cash and 48% if interest is paid in stock. The note is convertible at $0.04 per share. The Company has the option to pay interest on this note in stock at $0.04 per share. As of September 30, 2013 and March 31, 2014, the balance on this note is $10,000.

In July of 2013, the Company borrowed $10,000. The note is due in July of 2014, has an interest rate of 24% if interest is paid in cash and 48% if interest is paid in stock. The note and is convertible at $0.04 per share. The Company has the option to pay interest on this note in stock at $0.04 per share. As of September 30, 2013 and March 31, 2014, the balance on this note is $10,000.

In September of 2013, the Company borrowed $5,000. The note is due in September of 2014, has an interest rate of 24% if interest is paid in cash and 48% if interest is paid in stock. The note is convertible at $0.04 per share. The Company has the option to pay interest on this note in stock at $0.04 per share. As of September 30, 2013 and March 31, 2014, the balance on this note is $5,000.

In May of 2013, the Company borrowed $15,000. The note was originally due in November of 2013 but has been extended to May of 2014. The note has an interest rate of 24% if interest is paid in cash and 48% if interest is paid in stock. The note was originally convertible at $0.04 per share but the conversion price was changed to $0.03 per share when it was extended. The Company has the option to pay interest on this note in stock at $0.04 per share. As of September 30, 2013 and March 31, 2014, the balance on this note is $15,000. As part of the extension, the Company agreed to pay a penalty of 30,000 shares of common stock for every month the loan and interest is in arrears.

In April of 2013, the Company borrowed $20,000. The note is due in October 2014, has an interest rate of 12% if interest is paid in cash and 24% if interest is paid in stock. The note is convertible at $0.05 per 12% per share. The Company has the option to pay interest on this note in stock at $0.05 per share. As of September 30, 2013 and March 31, 2014, the balance on this note is $20,000.

In March of 2013, the Company borrowed $15,000. The note is due in September of 2014, has an interest rate of 12% if paid interest is paid in cash and 24% if interest is paid in stock. The note is convertible at $0.04 per share. The Company has the option to pay interest on this note in stock at $0.04 per share. As of September 30, 2013 and March 31, 2014, the balance on this note is $15,000.

In April of 2013, the Company borrowed $30,000. This note is due in October of 2014, has an interest rate of 12% if interest is paid in cash and 24% if interest is paid in stock. The note is convertible at $0.05 per share. The Company has the option to pay interest on this note in stock at $0.05 per share. As of September 30, 2013 and March 31, 2014, the balance on this note is $30,000.

As of September 30, 2013, total notes payable was $217,985, which consisted of $82,985 of current debt and $135,000 on long term debt. Accrued interest was $11,400 as of September 30, 2013.

In October of 2013, the Company borrowed $5,000. This note is due in August of 2014, has an interest rate of 24% if interest is paid in cash and 48% if interest is paid in stock. The note is convertible at $0.04 per share. The Company has the option to pay interest on this note in stock at $0.04 per share. As of March 31, 2014, the balance on this note is $5,000.

In January of 2014, the Company borrowed $10,000. This note is due in February of 2015, has an interest rate of 12% if interest is paid in cash and 24% if interest is paid in stock. The note is convertible at $0.03 per share. The Company has the option to pay interest on this note in stock at $0.03 per share. As of March 31, 2014, the balance on this note is $10,000.

As of March 31, 2014, total notes payable was $235,813, which consisted of $235,813 of current debt and no long term debt. Accrued interest was $0 as of March 31, 2014. As detailed in Note 6 below, the Company issued stock in March of 2014 to pay all of the accrued interest and prepay interest on the above notes. Prepaid interest as of March 31, 2014 was $12,600.

Interest expense related to the above notes payable was $29,062 and $20,872 for the six months ended March 31, 2014 and 2013, respectively.

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

In October of 2012, the Board of Directors approved a Non-Qualified stock option plan for key employees and directors. 5,000,000 shares of common stock were reserved and 5,000,000 options were issued as compensation. All the options were valued at $0.03, which was fair market value at the times of issuance. 2,500,000 options were vested immediately and were expensed as compensation expense during the three months ended December 31, 2012. 1,250,000 of the options vested in six months and the remaining 1,250,000 options vested in twelve months. These vesting options were valued and recorded as a prepaid asset that will be amortized into compensation expense over the vesting period. During the year ended September 30, 2013, $75,000 was amortized into expense and nothing remains in prepaid expense as of September 30, 2013. The options have a term of ten years and an exercise price of $0.03, which was the fair market value of the stock on the date of the grant. During the remainder of the year, two employees left the Company and the related 1,700,000 options were canceled.

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

As of September 30, 2013, the Company had 61,587,763 common shares issued and outstanding. The Company also had 3,300,000 outstanding options and 437,500 outstanding warrants. All had an exercise price of $0.03.

In October of 2013, the Company approved the issuance of 30,000 shares for interest on notes payable, 312,500 shares for the exercise of warrants at $.03, for an investment of $9,375, and 1,600,000 shares for consulting services, for a total of 1,942,500 shares. The shares were valued at $0.04 and $0.05, the market value on the date they were granted for a total expense of $81,200.

In October of 2013, the Company issued 3,500,000 options as a signing bonus to its new CEO. The options have a strike price of $0.02, a term of ten years, and vest immediately. The options were valued using the black-scholes option pricing model using the following inputs; strike price = $0.02, stock price = $0.02, term = 10 years, volatility = 278.67%, and risk free interest rate of .43%. The options were valued at $70,000 and expensed as compensation in the six months ended March, 2014.

In December of 2013, 5,314,000 shares of common stock were issued for a capital investment of $132,850. In addition to the common stock, the buyers each received a warrant for 50% of the number of shares they purchased for a total of 2,857,000 warrants. The warrants have a term of two years and a strike price of $0.025.

In December of 2013, the Company issued 460,000 shares of common stock as compensation for a total expense of $11,500.

In March of 2014, 2,120,000 shares of common stock were sold for a capital investment of $53,000. In addition to the common stock, the buyers each received a warrant for 50% of the number of shares they purchased for a total of 1,060,000 warrants. The warrants have a term of two years and a strike price of $0.025. These shares had not been issued as of March 31, 2014 and are therefore shown as owed but not issued in these financial statements.

In March of 2014, the Company agreed to issue 460,000 shares of common stock as compensation for a total expense of $11,500. These shares had not been issued as of March 31, 2014 and are therefore shown as owed but not issued in these financial statements.

In March of 2014, the Company agreed to issue 1,023,000 shares of common stock for accrued interest and prepaid interest on the notes payable detailed in note 5 above. These shares had not been issued as of March 31, 2014 and are therefore shown as owed but not issued in these financial statements.

As of March 31, 2014, the Company has 69,304,263 common shares issued and outstanding and 3,603,000 common shares owed but unissued. The Company also had 6,800,000 outstanding options and 4,042,000 outstanding warrants. All had an exercise price between $0.02 and $0.03.

Options and Warrants:

As noted above, the Company issued options and warrants during the year ended September 30, 2013 and the six months ended March 31, 2014. The following table sets forth the outstanding options and warrants as of March 31, 2014:

	Options	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Outstanding as of 10/01/12:	$-	$-	$-	$-
Granted	5,000,000	0.03	562,500	0.03
Cancelled	1,700,000	0.03	-	-
Expired	-	-	125,000	0.03
Outstanding as of 9/30/13:	3,300,000	$0.03	437,500	$0.03
Granted	3,500,000	0.02	3,917,000	0.025
Cancelled	-	-	-	-
Exercised	-	-	312,500	$0.03

Outstanding as of 3/31/14:	6,800,000	$0.025	4,042,000	$0.025

Vested as of 3/31/14:	6,800,000	$0.025	4,042,000	$0.025

The warrants expire from May of 2015 to March of 2016 and the options expire in October of 2022 and 2023.

7.	INCOME TAXES

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

The provision for refundable Federal income tax, using an effective tax rate of thirty-four percent (34%), consists of the following:

	Six months ended March 31, 2014	Year ended September 30, 2013
Refundable Federal income tax attributable to:
Current operations	$(131,000)	$(294,000)
Change in deferred tax valuation allowance	131,000	294,000
Net refundable amount	-	-

The cumulative tax effect at the expected rate of thirty-four percent (34%) of significant items comprising our net deferred tax amount is as follows:

	March 31, 2014	September 30, 2013
Deferred tax asset attributable to:
Net operating loss carryover	$1,036,000	$905,000
Less: Valuation allowance	(1,036,00)	(905,000)
Net deferred tax asset	-	-

At September 30, 2013, we had an unused Canadian NOL carryover of approximating $128,859 that is available to offset future taxable income in Canada; it expires the beginning in 2026. At September 30, 2013, we had unused NOL carryover of approximately $2,700,000 that is available to offset future taxable income in the U.S.

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

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of March 31, 2014:

	Level 1	Level 2	Level 3	Fair Value
Cash	$12,512	$-	$-	$12,512
Accounts receivable	-	40,856	-	40,856
Accounts payable	-	89,188	-	89,188
Notes Payable	-	235,813	-	235,813

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of September 30, 2013:

	Level 1	Level 2	Level 3	Fair Value
Cash	$7,857	$-	$-	$7,857
Accounts receivable	-	670	-	670
Accounts payable	-	91,249	-	91,249
Notes Payable	-	217,985	-	217,985

9.	COMMITMENTS

The Company has entered into one lease for its main business location as of March 31, 2014. The lease for office space calls for payments of $1,460 per month from May 1, 2013 to April 30, 2014.

10.	RELATED PARTY TRANSACTIONS

During the six months ended March 31, 2014 and the year ended September 30, 2013, the Company paid Chamberlain Capital Partners, a company owned by the previous President, for his services and also reimbursed Chamberlain for the President’s health insurance and for miscellaneous office expenses. During the six months ended March 31, 2014, the Company accrued approximately $26,000 in compensation for services. During the year ended September 30, 2013, the Company paid Chamberlain approximately $78,000 in compensation for the President’s services, and approximately $15,000 in reimbursements for health insurance and miscellaneous office expenses.

11.	SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through the date these financial statements were issued and determined the following events to disclose:

In May of 2014, the Company agreed to issue 1,000,000 shares of common stock for consulting services.

On May 16, 2014, the Company entered into a Master Distribution Agreement with Universal Consumer Electronics Systems, LLC (“UCES”) for an exclusive worldwide distribution arrangement. UCES will serve as the exclusive distributor of all of the products of the Company, including RXAir branded products, subject to sales quotas of 36,000 Units per year from October 1, 2014 through September 30, 2015 (subject to a 4 month ramp up), and 50,000 Units annually (October 1 through September 30) thereafter.

Compensation for UV Flu branded products shall be paid net 45 as follows:

Direct to Consumer: UV Flu: Pricing to be agreed upon with respect to U.S. retail sales, provided that pricing shall be $50 per unit (plus cost) for WorldWide retail sales (including internet sales direct to customer) of UV 400 units.

Wholesale: Distributor Fee: For placement of products at wholesale

A. If Distributor primarily sourced the vendor, Distributor earns 80% of profits

B. If the Company primarily sourced the vendor, Distributor earns 20% of profits

C. Profits is defined as gross revenue less actual cost of goods sold.

In Asia only, any vendor sourced by the Company must be pre-approved by Distributor.

For Existing Inventory of UV Flu Products as of the date of this Agreement: $50 per Unit (plus cost)

Compensation for UV Flu branded products shall be paid net 45 as follows:

Direct to Consumer: All RX products, including RX 3000, RX 4500, RX300, are considered wholesale and not direct to consumer.

Wholesale:

For wholesale distribution and for all RX Air Products

Distributor Fee: For placement of products at wholesale

A. If Distributor primarily sourced the vendor, Distributor earns 80% of profits

B. If the Company primarily sourced the vendor Distributor earns 20% of profits

C. Profits is defined as gross revenue less actual cost of goods sold.

In Asia only, any vendor sourced by the Company must be pre-approved by Distributor.

For Existing Inventory of RX Air Products as of the date of this Agreement: UV gets a 20% mark up over cost and Distributor retains the balance.

As further compensation to UCES, the Company shall pay UCES 3 million shares. Unless sooner terminated due to a breach, including a failure to meet the sales quotas, the agreement will remain in force for three (3) years through September 30, 2017.

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

The Company has spent the last three years building the brand, and focusing marketing efforts towards areas that will not only generate sales, but educate consumers about the indoor air quality space, and why it is so important, and why our product is so unique in its ability to treat all forms of indoor air pollution. Sales have begun to show the results from these initiatives.  In order to meet our business objectives, we will need to raise additional funds through equity or convertible debt financing. There can be no assurance that we will be successful in raising additional funds and, if unsuccessful, our plans for expanding operations and business activities may have to be curtailed.  Any attempt to raise funds, through debt or equity financing, would likely result in dilution to existing shareholders.

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

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  We believe certain critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.  A description of our critical accounting policies is set forth in our Annual Report on Form 10-K for the year ended September 30, 2013.  As of, and for the six months ended March 31, 2014, there have been no material changes or updates to our critical accounting policies.

Results of Operations

The following discussion of the financial condition, results of operations, cash flows and changes in our financial position should be read in conjunction with our audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2013 filed on January 13, 2014.

Results of Operations for the six months ended March 31, 2014 as compared to the six months ended March 31, 2013

During the six months ended March 31, 2014, we received gross revenue of $78,397 as compared to $127,722 for the six months ended March 31, 2013.

For the six months ended March 31, 2014 and March 31, 2013, we incurred a loss of $447,792 and $542,013 respectively.

The decrease in revenues is due to the delay in a major national sales launch.

 Sales Revenue

During the six months ended March 31, 2014, we received gross revenue of $78,397 as compared to $127,722 for the six months ended March 31, 2013. The decrease is primarily related to the delay in a national introduction of the UV-400 through a major marketing company, which had been anticipated to begin in the first quarter. The Company had signed a limited exclusivity agreement which was in effect during the test period, which ends in February.  The results don’t fully reflect the strides the Company has made in building a platform for significant growth. The Company has decided to split its marketing efforts into 4 major areas:

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

In the first half of 2013, the Company began working with a national sales and marketing company that sells a line of infrared heaters and air purifiers. The Company spends almost 40% of their gross revenues on marketing, which UV Flu felt was necessary in building the brand. Although the marketing company was excited about distributing the product and wanted to do additional market testing to determine the optimal sales price and target market, UV Flu signed a LOI with an international distribution partner that offered significantly higher margins, guaranteed minimums, manufacturing support, website optimization and access to capital. The Company expects to sign a formal distribution agreement very shortly, which should translate into significantly higher sales in the 4th quarter and 2015.

We have designed a lower cost unit for the residential marketplace, that we feel will be the best product in the market, and will incorporate our technology with an advanced filter medium. We feel next year the demand for that product internationally could be significant.

Net Income (Loss)

During the six months ended March 31, 2014, our net loss was $447,792 as compared to $542,013 for the six months ended March 31, 2013.  The decrease in net loss is attributed to lower consulting and administrative expenses.

General and Administrative Expenses

During the six months ended March 31, 2014, the Company incurred total operating expenses of $419,596, as compared to $570,838 for the six months ended March 31, 2013. The decrease is primarily due to lower levels of consulting expenses.

Liquidity and Capital Resources

As of March 31, 2014, we had cash of $12,512, and working capital of $(59,853).  During the period ended March 31, 2014, we funded our operations from receipts of sales revenues, proceeds from loans payable and sale of shares.   In order to survive, we are dependent on increasing our sales volume.  Additionally, we plan to continue further financings and believe that this will provide sufficient working capital to fund our operations for at least the next 12 months.  Changes in our operating plans, increased expenses, additional acquisitions, or other events may cause us to seek additional equity or debt financing in the future.

For the six months ended March 31, 2014, $208,398 in cash flows was used in operating activities as compared to $182,752 that was used in operating activities for the six months ended March 31, 2013. The increase was primarily due to increased marketing expenses for trade shows in the period covered. For the six months ended March 31, 2014, net cash provided by operating activities reflected $21,456 in changes in current assets and inventory, and we used $2,062 in accounts payable and accrued liabilities.

For the six month period ended March 31, 2014 cash flows used for investing activities was $0 as compared to $0 cash used for the six month period ended March 31, 2013.

For the six months ended March 31, 2014, cash provided by financing activities was $213,053 compared to $180,827 for the six months ended March 31, 2013. $20,000 was provided by notes payables, $9,375 from the exercise of warrants, and $185,850 of proceeds from the sale of common shares were provided for the six months ending March 31, 2014 as compared to $57,827 from notes payable and $123,000 proceeds from the sale of common shares for the six month period ending March 31, 2013.

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

Capital Expenditures

We did not make any capital expenditures in the six months ended March 31, 2014.

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

There were no changes in our internal controls over financial reporting that occurred during the six months ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

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

In October of 2012, the Board of Directors approved a Non-Qualified stock option plan for key employees and directors. 5,000,000 shares of common stock were reserved and 5,000,000 options were issued as compensation. All the options were valued at $0.03, which was fair market value at the times of issuance. 2,500,000 options were vested immediately and were expensed as compensation expense during the three months ended December 31, 2012. 1,250,000 of the options vested in six months and the remaining 1,250,000 options vested in twelve months. These vesting options were valued and recorded as a prepaid asset that will be amortized into compensation expense over the vesting period. During the year ended September 30, 2013, $75,000 was amortized into expense and nothing remains in prepaid expense as of September 30, 2013. The options have a term of ten years and an exercise price of $0.03, which was the fair market value of the stock on the date of the grant. During the remainder of the year, two employees left the Company and the related 1,700,000 options were canceled.

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

As of September 30, 2013, the Company had 61,587,763 common shares issued and outstanding. The Company also had 3,300,000 outstanding options and 437,500 outstanding warrants. All had an exercise price of $0.03.

In October of 2013, the Company approved the issuance of 30,000 shares for interest on notes payable, 312,500 shares for the exercise of warrants at $.03, for an investment of $9,375, and 1,600,000 shares for consulting services, for a total of 1,942,500 shares. The shares were valued at $0.04 and $0.05, the market value on the date they were granted for a total expense of $81,200.

In October of 2013, the Company issued 3,500,000 options as a signing bonus to its new CEO. The options have a strike price of $0.02, a term of ten years, and vest immediately. The options were valued using the black-scholes option pricing model using the following inputs; strike price = $0.02, stock price = $0.02, term = 10 years, volatility = 278.67%, and risk free interest rate of .43%. The options were valued at $70,000 and expensed as compensation in the six months ended March, 2014.

In December of 2013, 5,314,000 shares of common stock were issued for a capital investment of $132,850. In addition to the common stock, the buyers each received a warrant for 50% of the number of shares they purchased for a total of 2,857,000 warrants. The warrants have a term of two years and a strike price of $0.025.

In December of 2013, the Company issued 460,000 shares of common stock as compensation for a total expense of $11,500.

In March of 2014, 2,120,000 shares of common stock were sold for a capital investment of $53,000. In addition to the common stock, the buyers each received a warrant for 50% of the number of shares they purchased for a total of 1,060,000 warrants. The warrants have a term of two years and a strike price of $0.025. These shares had not been issued as of March 31, 2014 and are therefore shown as owed but not issued in these financial statements.

In March of 2014, the Company agreed to issue 460,000 shares of common stock as compensation for a total expense of $11,500. These shares had not been issued as of March 31, 2014 and are therefore shown as owed but not issued in these financial statements.

In March of 2014, the Company agreed to issue 1,023,000 shares of common stock for accrued interest and prepaid interest on the notes payable detailed in note 5 above. These shares had not been issued as of March 31, 2014 and are therefore shown as owed but not issued in these financial statements.

As of March 31, 2014, the Company has 69,304,263 common shares issued and outstanding and 3,603,000 common shares owed but unissued. The Company also had 6,800,000 outstanding options and 4,042,000 outstanding warrants. All had an exercise price between $0.02 and $0.03.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

On May 16, 2014, the Company entered into a Master Distribution Agreement with Universal Consumer Electronics Systems, LLC (“UCES”) for an exclusive worldwide distribution arrangement. UCES will serve as the exclusive distributor of all of the products of the Company, including RXAir branded products, subject to sales quotas of 36,000 Units per year from October 1, 2014 through September 30, 2015 (subject to a 4 month ramp up), and

50,000 Units annually (October 1 through September 30) thereafter.

Compensation for UV Flu branded products shall be paid net 45 as follows:

Direct to Consumer: UV Flu: Pricing to be agreed upon with respect to U.S. retail sales, provided that pricing shall be $50 per unit (plus cost) for WorldWide retail sales (including internet sales direct to customer) of UV 400 units.

Wholesale: Distributor Fee: For placement of products at wholesale

A. If Distributor primarily sourced the vendor, Distributor earns 80% of profits

B. If the Company primarily sourced the vendor, Distributor earns 20% of profits

C. Profits is defined as gross revenue less actual cost of goods sold.

In Asia only, any vendor sourced by the Company must be pre-approved by Distributor.

For Existing Inventory of UV Flu Products as of the date of this Agreement: $50 per Unit (plus cost)

Compensation for UV Flu branded products shall be paid net 45 as follows:

Direct to Consumer: All RX products, including RX 3000, RX 4500, RX300, are considered wholesale and not direct to consumer.

Wholesale:

For wholesale distribution and for all RX Air Products

Distributor Fee: For placement of products at wholesale

A. If Distributor primarily sourced the vendor, Distributor earns 80% of profits

B. If the Company primarily sourced the vendor Distributor earns 20% of profits

C. Profits is defined as gross revenue less actual cost of goods sold.

In Asia only, any vendor sourced by the Company must be pre-approved by Distributor.

For Existing Inventory of RX Air Products as of the date of this Agreement: UV gets a 20% mark up over cost and Distributor retains the balance.

As further compensation to UCES, the Company shall pay UCES 3 million shares. Unless sooner terminated due to a breach, including a failure to meet the sales quotas, the agreement will remain in force for three (3) years through September 30, 2017.

Item 6. Exhibits.

LIST OF EXHIBITS

Exhibit No.	Description

10.1	Master Distribution Agreement dated May 16, 2014
31.1	PEO Certification required under Section 302 of Sarbanes-Oxley Act of 2002
31.2	PFO Certification required under Section 302 of Sarbanes-Oxley Act of 2002
32	PEO/PFO Certification required under Section 906 of Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document (furnished herewith)
101.SCH	XBRL Taxonomy Extension Schema (furnished herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (furnished herewith)
101.DEF	XBRL Taxonomy Extension Definition Linkbase (furnished herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase (furnished herewith)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase (furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UV FLU TECHNOLOGIES, INC

Date: May 20, 2014	By:	/s/ Michael S. Ross
	Name:	Michael S. Ross
	Title:	President, Chief Executive Officer and
Chief Financial Officer

LIST OF EXHIBITS

Exhibit No.	Description

10.1	Master Distribution Agreement dated May 16, 2014
31.1	PEO Certification required under Section 302 of Sarbanes-Oxley Act of 2002
31.2	PFO Certification required under Section 302 of Sarbanes-Oxley Act of 2002
32	PEO/PFO Certification required under Section 906 of Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document (furnished herewith)
101.SCH	XBRL Taxonomy Extension Schema (furnished herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (furnished herewith)
101.DEF	XBRL Taxonomy Extension Definition Linkbase (furnished herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase (furnished herewith)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase (furnished herewith)

