Form 10-K
period 2014-09-30
UV FLU TECHNOLOGIES INC
filed 2015-06-25
CIK 1385310

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2014

Commission File Number: 000-53306

UV FLU TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0496885
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)
250 Parkway Dr. Suite 150 Lincolnshire, Illinois 60069
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

Large accelerated filer☐	Accelerated filer☐	Non-accelerated filer*☐	Smaller reporting company ☒
*(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ Yes   ☒ No.

The aggregate market value of the common stock held by non-affiliates as of March 31, 2014 (the last trading day of the second quarter) was $2,689,681 based on the last sale price of common stock sold.

As of June 18, 2015 the last practicable date, we have 84,500,979 shares of common stock issued and outstanding at a par value of $0.001.

DOCUMENTS INCORPORATED BY REFERENCE: Exhibits incorporated by reference are referred to under Part IV.

Statement Regarding Forward-Looking Statements

The statements contained in this report on Form 10-K that are not purely historical are forward-looking statements within the meaning of applicable securities laws. Forward-looking statements include statements regarding our “expectations,” “anticipation,” “intentions,” “beliefs,” or “strategies” regarding the future, whether or not those words are used. Forward-looking statements also include statements regarding revenue, margins, expenses, and earnings analysis for fiscal 2014, and thereafter; anticipated levels of future revenues and earnings from the operations of UV Flu Technologies, Inc. (the “Company,” “we,” “us,” or “our”); and projected costs and expenses related to our operations, liquidity, capital resources, availability of future equity capital on commercially reasonable terms. All forward-looking statements included in this report are based on information available to us as of the filing date of this report, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from the forward-looking statements. Among the factors that could cause actual results to differ materially are the factors discussed in Item 1A. Risk Factors.

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

The Company’s sales, although below 2013 levels, are expected to continue to increase for the fiscal year beginning October 1, 2014, as retail, international, and medical distributors have established their distribution channels, and our factory capacity has been expanded.

Our Solution

Around the world, there is a growing awareness of the increasingly poor air quality, particularly with the recent outbreak of several respiratory pathogens. The public has long been aware of the dangers associated with outdoor air pollution, but never before has there been such growing public concern about the quality of indoor air as well. Today’s lifestyles, coupled with modern building construction practices have created significant challenges in maintaining healthy indoor air. Poor indoor air quality has been proven scientifically to cause increased asthma and allergy related symptoms, as well as contribute to the spread of disease. These factors have created a large and growing need for products which will improve indoor air quality in the workplace and at home.

We fill the need for improved air purification systems in the workplace and at home with proprietary technology utilizing high-energy ultraviolet radiation (UV) inside a “killing chamber” which destroys airborne bacteria, viruses and allergens. The product also reduces odors, and the concentrations of Volatile Organic Compounds (VOC’S). We plan to develop and market products, which will improve indoor air quality effectively, efficiently, economically and do so in an environmentally friendly way.

Our product safely kills over 99% of airborne bacteria and viruses proven through extensive independent laboratory testing.

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

Increased media attention and growing public concern over pandemics, antibiotic resistant superbugs, asthma, allergies, tuberculosis, Sick Building Syndrome, and toxic mold are spurring governments, employers, and homeowners to take action to safeguard their health. Demand for products that combat the spread of airborne illness is rising exponentially, as starkly highlighted by public reaction to the outbreak of H1N1 and measles. The current problems related to the rollout of a new national healthcare system, we believe, will create a huge level of awareness on the “Prevention” of sickness, rather than just the treatment.

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

Commercial Market

Medical	Hospitality	Business
Hospitals	Hotels	Commercial
Nursing Homes	Motels	Small Office
Medical Offices	Inns	Home Office
Dentists	Restaurants	Day Care
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

Scientific Overview

We develop highly innovative germicidal air purification technology that disinfects indoor air by deactivating allergens and killing airborne pathogens including bacteria, and viruses. Our flagship product, the ViraTech UV-400, utilizes high-intensity germicidal ultraviolet radiation (UV-C) inside a killing chamber that goes beyond filtering to trap and destroy harmful microbes. Extensive independent testing by EPA and FDA certified laboratories confirms the proprietary system captures and kills airborne bacteria, including Bacillus subtilis, Pseudomonas aeruginosa, and Staphylococcus aureus, at rates exceeding 99.2% on a first-pass basis. We recently concluded independent EPA/FDA certified laboratory tests, showing the rates of inactivation of a MS-2 virus surrogate were almost identical to our results on the inactivation of bacteria.

We combine our air purification technology (see diagram below), a sophisticated electronic ballast system with an electronic control module in a product which is totally effective yet user-friendly. The technology uses Ultraviolet C (UVC) in a proprietary, replaceable cartridge which provides 12 months of continuous operation, 24 hours a day, seven days a week. Inside the cartridge, pathogens and bacteria and, in fact, anything with a DNA is killed or neutralized. A gross particulate screen removes large particulates from the air stream.

During the actual air purification process, air is pulled into the base of the unit by a 210 cfm fan. All the contaminated air is directed into the bottom of the replaceable metal cartridge. Inside the cartridge, the air flows through the first of two sets of inline baffles. The baffles serve to create turbulence and slow the flow of air to create greater dwell time of contaminants inside the cartridge. Inside the cartridge chamber, contaminants are subjected to the high intensity of the three germicidal UV lamps which inactivates greater than 99% of the airborne indoor bacteria. As the purified air leaves the cartridge, a carbon treated gross particulate screen captures large particulates.

The inside of the cartridge is coated with a layer of the photocatalyst Titanium Dioxide (TiO2). Combined with the UV light source and moisture in the air, the hydroxyl radicals produced by the TiO2 accelerate the breakdown of the molecular bonds of odors and Volatile Organic Compounds (VOCs) and are converted into harmless water vapor and carbon dioxide. The result of this reaction is a reduction in the concentration of odors and Volatile Organic Compounds.

Independent testing and consulting has been conducted to substantiate the efficacy and safety of the UV 400 unit. Inactivation tests on bacteria, viruses, and odor and VOCs reduction testing were completed at EPA and FDA certified Northeast Laboratories in Berlin, CT. ETL certification utilizing Standard for Electric Fans UL 507 was conducted at Intertek Testing Services in Cortland, NY.

Electronic controls insure that our product is completely effective during the life of the cartridge, allows performance monitoring of all major electrical components, simplifies operation and endows the units with appropriate safety features. An indicator light provides information regarding the state of the cartridge and indicates when a replacement is necessary.

Product

The ViraTech UV-400 and RxAir

The ViraTech UV-400 and the RxAir will be the lead products we produce and distribute. For the U.S. market, all portable models operate on 110/120 volt current and do not require any special wiring. In each product family, there is a design provision for 220/240 volt operation, which allows for adaptation to international standards or use in heavy-duty commercial applications. Each unit is designed to run continuously and will have a minimum active life of 5 years. Cartridge replacement is signaled when as the 8800 lamp hour mark approaches a green light on the front of the unit turns red, and when the useful life is hit, the unit shuts down until the cartridge is replaced. This ensures that the unit maintains adequate germicidal UV strength. Recommended replacement frequency assumes 24 hour per day, seven days a week usage. Because the units run with less resistance than traditional HEPA air filters, the fan is smaller, which results in a quieter product. Depending on room size, each unit will recycle air in a room at the rate of 5 to 10 times per hour.

New Products

The company is presently involved with the next generation of products which will utilize some new technologies. New products will use a variation of the current UV killing chamber technology as well. Thus, the unit will “Kill and Trap.” The new lineup will be designed to be sold at various price points and will have independent EPA/FDA certified lab results to support every claim. The unit will have an aesthetically pleasing design, which will make it desirable for various markets. The Company has already been in contact with noted Allergy Specialists that are interested to get prototypes. The product will be sold through market driven distribution channels.

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

Customers

We currently have units in operation in a number of hotels around the United States. Our units are also in numerous hair and nail salons, pet kennels, test labs, and over 450 hospitals worldwide, including the Baylor Healthcare System, Kaiser Permanente, the George Washington University Hospital, Providence Medical Center, and the University Medical Center. The Company’s products are in a number of restaurants, casinos, and military installations, as well.

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

Our products compete broadly with other current companies offering air purification products, including companies that offer UV air purification. Honeywell is one of the best-known brand names in the commercial segment of the market. In the consumer market segment, we compete with Honeywell, IQ Air, Blue Air and Airocide brands, all of which compete at the middle and upper-middle price points with HEPA-based products. We believe we are one of the few companies that publish laboratory reports of our products performance capabilities.

Research and Development

Our research and development activities are focused principally on the development of new products that serve the air purification market and on significant upgrades to our existing products. We have also developed a metal, wall mounted commercial version of the RX-3000, called the RX-4000, for International and Commercial markets, where floor space is at a premium.

Manufacturing

Our manufacturing strategy is to utilize high quality, low cost contract manufacturers to provide the routine production of our products. We have recently changed our contract manufacturer in China. The manufacturer produces medical grade products for numerous well known international companies. They have begun production on the current product and have unlimited resources and capacity. They have also taken an equity position in UV Flu Technologies Inc.

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

In order to eliminate any potential product liability issues, extensive testing is ongoing. This testing confirms that all products meet worldwide electrical and safety standards. Separately, each electrical component to be used will be certified by its manufacturer as meeting ETL and/or UL standards.

Our quality system has been created to be harmonized with national and international standards and is focused to ensure it is appropriate for the specific devices we manufacture. Our corporate quality policies govern the methods used for the design, manufacture, packaging, labeling, storage, installation, and servicing of all finished devices. These requirements are intended to ensure that finished devices will be safe and effective and otherwise in compliance with the Federal Food, Drug, and Cosmetic Act and other governmental agencies.

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

Source: Northeast Laboratories, Inc. 129 Mill Street Berlin, CT 06037

Regulation

Our products are subject to regulation by numerous government agencies. To varying degrees, each of these agencies requires us to comply with laws and regulations governing the development, testing, manufacturing, labeling, marketing, distribution, installation and servicing of our research, investigational, and commercially-distributed medical devices. These international, national, state, and local agencies set the legal requirements for ensuring our products are safe and effective. Virtually every activity associated with the manufacture and sale of our products are scrutinized on a defined basis and failure to implement and maintain a quality management system could subject us to civil and criminal penalties.

Our ViraTech UV-400 product was cleared by the FDA as a Class II medical device in November 2008. FDA clearance to sell our product as a Class II medical device provides invaluable credibility in the marketplace. By granting a listing, the FDA indicates it has reviewed all aspects of a product, including efficacy of the technology, independent test results and product safety to insure that the product complies with our claims. Few air purification products are listed by the FDA, and it is extremely important that we expend the resources necessary to maintain this listing as a Class II medical device with the FDA. The Company has recently concluded independent lab tests, which show the rates of inactivation on a MS-2 virus surrogate were comparable to the results shown with bacteria.

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

Patents and Proprietary Rights

We own the rights to U.S. Patent No. 6,939,397 with 43 claims covering innovative removable cartridge, housing, UV chamber, UV radiation source, and baffle technology. We also, through our RX Air subsidiary, own the rights to U.S. Patent No. 3,837,700, which covers air cleaning units containing an air filter, UV lights, and a photocatalytic filter. We also own a number of trademarks.

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

Backlog

We currently have no backlog of orders.

Employees

As of September 30, 2014, we had 1 full-time employee, although we engage contractors as necessary and each of our officers and directors devotes a portion of his and her time to the affairs of our Company.

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

We incurred net losses of $993,371 for our fiscal year ended September 30, 2014. As of September 30, 2014, we had an accumulated deficit of $4,305,797. We have not achieved profitability in any period, and we expect to continue to incur net losses for the foreseeable future. Should we continue to incur net losses in future periods, we may not be able to increase the number of employees or our investment in capital equipment, sales and marketing programs and research and development in accordance with present plans. Continuation of net losses may also require us to secure additional financing sooner than expected. Such financing may not be available in sufficient amounts, or on terms acceptable to us and may dilute existing shareholders.

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

Although our common stock is quoted on the OTC Link operated by OTC Markets Group, Inc., on the OTCPink exchange, under the symbol “UVFT,” there is currently no active public trading market for our common stock. No assurance can be given that an active market will develop or that a stockholder will ever be able to liquidate our shares of common stock without considerable delay, if at all. Many brokerage firms may not be willing to effect transactions in our securities. Furthermore, our future stock price may be impacted by factors that are unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, lack of available credit, interest rates or international currency fluctuations may adversely affect the future market price and liquidity of our common stock.

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

Pursuant to our Articles of Incorporation, we have, as of the date of this Report, 150,000,000 shares of common stock authorized. As of the date of this Report, we have 84,500,979shares of common stock issued and outstanding. As a result, our Board of Directors has the ability to issue a large number of additional shares of common stock without shareholder approval, which if issued could cause substantial dilution to our then shareholders.

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

We are dependent on our key employees.

Our success depends to a significant extent upon the continued service of our senior management and key executives, including Michael S. Ross, our President, CEO and Chief Financial Officer. Our success depends on the skills, experience and performance of senior management and other key personnel, many of whom have also worked together for only a short period of time. We do not have long-term employment agreements with any member of senior management or other key personnel. Our success also depends on our ability to recruit, train or retain qualified personnel. The loss of the services of any of the key members of senior management, other key personnel, or our inability to recruit, train or retain senior management or key personnel may have a material adverse effect on our business, operating results and financial condition.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

We currently maintain our registered offices at 250 Parkway Dr. Suite 150 Lincolnshire, IL 60069 and our RX Air Manufacturing facility is located at 3323 Garden Brook Dive, Farmers Branch, TX 75234.

ITEM 3.	LEGAL PROCEEDINGS.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Since inception, there has been a limited trading market for our common stock. Our common stock is quoted on OTC Link operated by OTC Markets Group, Inc., on the OTCPink exchange, under the symbol “UVFT”, (“OTCPink”) exchange under the symbol UVFT. Our common stock has been listed on the OTCPink or its predecessor, OTCBB, since November 12, 2009. Prior to that time, there was no public market for our common stock. The table below lists the high and low closing prices per share of our common stock since our stock was first traded, as quoted on OTCPink.

Fiscal 2013	High	Low
First Quarter	$0.07	$0.03
Second Quarter	$0.06	$0.03
Third Quarter	$0.09	$0.03
Fourth Quarter	$0.06	$0.03

Fiscal 2014	High	Low
First Quarter	$0.05	$0.02
Second Quarter	$0.07	$0.02
Third Quarter	$0.05	$0.02
Fourth Quarter	$0.04	$0.02

Trading in our common stock has been sporadic and the quotations set forth above are not necessarily indicative of actual market conditions. All prices reflect inter-dealer prices without retail mark-up, mark-down, or commission and may not necessarily reflect actual transactions.

Stockholders

As of June 18, 2015, we had 84,500,979 shares of common stock outstanding held by an estimate of 1,200 stock holders.

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

Securities Authorized For Issuance under Equity Compensation Plans

There are no securities authorized for issuance under any equity compensation plans during the fiscal year ended September 30, 2014.

Purchases of Equity Securities by the Issuer and Affiliated Purchases

There were no issuer purchases of our equity securities during the fiscal year ended September 30, 2014.

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

The discussion and financial statements contained herein are for our fiscal years ended September 30, 2014 and 2013. The following discussion regarding our financial statements should be read in conjunction with our financial statements included herewith.

Financial Condition as of September 30, 2014

We reported total current assets of $183,186 at September 30, 2014, consisting of cash, inventories and prepaid expenses and other current assets. Total current liabilities reported of $914,304 consisted of $385,321 in accounts payable and accrued expenses, derivative liabilities of $213,843 and $315,140 in current debt obligations. We had a working capital deficit of $731,118 at September 30, 2014.

Net loss increased from $946,660 for the year ended September 30, 2013 to $993,371 for the year ended September 30, 2014.

We are focused in the air purification industry, and evaluating opportunities for expansion within that industry through acquisition or other strategic relationships.

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

In furtherance of our business objectives, on November 12, 2009, we affected a 32-for-1 forward stock split of all our issued and outstanding shares of common stock, and we merged with our wholly-owned subsidiary, UV Flu Technologies, Inc., for the purposes of effecting a name change to “UV Flu Technologies, Inc.”

Effective November 15, 2009, we acquired AmAirapure Inc.’s air purification technology, product, inventory, and certain equipment pursuant to an Asset Purchase Agreement with AmAirapure, Inc. We issued 15,000,000 shares of our common stock to shareholders of AmAirapure in connection with the asset acquisition. Additionally, on November 25, 2009, we entered into a Distribution Agreement with Puravair Distributors LLC (“Puravair”) where we appointed Puravair as our exclusive master distributor for our Viratech UV-400 product and our other products for the professional, medical, and commercial markets in the U.S. and Canada. On September 30, 2010, we terminated our Distribution Agreement with Puravair and began adding new distributors, which totaled five as of year-end.

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

We currently have limited revenues from operations. In order to meet our business objectives, we will need to raise additional funds through equity or debt financing. There can be no assurance that we will be successful in raising additional funds and, if unsuccessful, our plans for expanding operations and business activities may have to be curtailed. Any attempt to raise funds, through debt or equity financing, would likely result in dilution to existing shareholders.

Cash and Cash Equivalents

As of September 30, 2014, we had cash of $4,748. As such, we anticipate that we will have to raise additional capital through equity financings to fund our operations and execute our business plan during the next 6 to 12 months.

Critical Accounting Policies

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management of our Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.

Our management routinely makes judgments and estimates about the effects of matters that are inherently uncertain. As the number of variables and assumptions affecting the probable future resolution of the uncertainties increase, these judgments become even more subjective and complex. Our significant accounting policies are discussed in Note 3 to our consolidated financial statements for the fiscal year ended September 30, 2014 included in the Form 10-K. We have identified the following accounting policies, described below, as the most important to an understanding of our current financial condition and results of operations.

This summary of significant accounting policies is presented to assist in understanding our consolidated financial statements. Our consolidated financial statements and notes are representations of our management who is responsible for their integrity and objectivity. These accounting policies conform to GAAP and have been consistently applied in the preparation of the consolidated financial statements. The consolidated financial statements are stated in United States of America dollars.

Basis of Presentation

This summary of significant accounting policies is presented to assist in understanding our consolidated financial statements. Our consolidated financial statements and notes are representations of our management who is responsible for their integrity and objectivity. These accounting policies conform to GAAP and have been consistently applied in the preparation of the consolidated financial statements.

The Company has evaluated subsequent events through filing date of this Form 10-K, and have determined that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes thereto other than as discussed in the accompanying notes.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of net sales and expenses during the reporting period. By their nature, these estimates and assumptions are subject to an inherent degree of uncertainty. Significant estimates made by management include, among others, provisions for uncollectible receivables and sales returns, warranty liabilities, valuation of inventories, fair value of financial instruments, and recoverability of long-lived assets, stock-based transactions and realization of deferred tax assets. The Company bases its estimates on historical experience, knowledge of current conditions and the Company’s belief of what could occur in the future considering available information. The Company reviews its estimates on an on-going basis. The actual results experienced by the Company may differ materially and adversely from its estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Fair Value of Financial Instruments

The carrying value of our financial instruments consist of cash, accounts receivable, accounts payable and accrued expenses, derivative liabilities and debt instruments as of September 30, 2014 and 2013. See Note 11 for discussion regarding the classification of our financial instruments.

Cash and Cash Equivalents

Cash is comprised of cash on hand and demand deposits. Cash equivalents include short-term highly liquid investments with original maturities of three months or less that are readily convertible to known amounts of cash and which are subject to an insignificant risk of change in value. The Company has no cash equivalents as of September 30, 2014 or 2013.

Credit Risks

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At September 30, 2014 and 2013, the Company had no funds in excess of the FDIC insured limits.

Sales Concentrations

For the year ended September 30, 2014, 48% of our sales were with two customers. 39 % of our sales for the year ended September 30, 2013 have been accounted for by a special sales agreement the Company had with Groupon. Of the remaining sales, 10 % have been accounted for by our largest customer.

Inventories

Inventories are stated at the lower of cost or market, with cost being determined using the first-in first-out method all of which are classified as finished goods.

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

The Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors. Based on this assessment there were no impairments needed as of September 30, 2014 or 2013.

Impairment of Long- Lived Assets

The Company evaluates the recoverability of the carrying value of long-lived assets held and used by the Company for impairment on at least an annual basis or whenever events or changes in circumstances indicate that their carrying value may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future net cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. If the carrying value is determined not to be recoverable from future operating cash flows, the asset is deemed impaired and an impairment loss is recognized to the extent the carrying value exceeds the estimated fair value of the asset. The fair value of the asset or asset group is based on market value when available, or when unavailable, on discounted expected cash flows. The Company’s management believes there is no impairment of long-lived assets as of September 30, 2014 and 2013. There can be no assurance, however, that market conditions will not change or demand for the Company’s products will continue, which could result in future impairment of long-lived assets.

Derivative Liabilities

The Company evaluates stock options, stock warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under the relevant sections of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815-40, Derivative Instruments and Hedging: Contracts in Entity’s Own Equity. The result of this accounting treatment could be that the fair value of a financial instrument is classified as a derivative instrument and is marked-to-market at each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statements of operations as other income or other expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Financial instruments that are initially classified as equity that become subject to reclassification under ASC Topic 815-40 are reclassified to a liability account at the fair value of the instrument on the reclassification date.

Certain of the Company’s stock options, stock warrants and convertible debt are accounted for as derivative liabilities due to the insufficient authorized shares to settle outstanding contracts. The Company estimates the fair value of these stock options, stock warrants and convertible debt using the Black-Scholes-Merton option pricing model (“Black-Scholes”).

Stock-Based Compensation

The Company grants options to purchase the Company’s common stock to employees, directors and consultants under stock option plans. The benefits provided under these plans are stock-based payments that the Company accounts for using the fair value method.

The fair value of each option award is estimated on the date of grant using Black-Scholes that uses assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, expected stock price volatility, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends. Expected volatilities are based on the historical volatility of the Company’s common stock and other factors. The expected terms of options granted are based on analyses of historical employee termination rates and option exercises. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of the grant. Since the Company does not expect to pay dividends on common stock in the foreseeable future, it estimated the dividend yield to be 0%.

Stock-based compensation expense recognized during a period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest and is amortized under the straight-line attribution method. As share-based compensation expense recognized in the accompanying statements of operations for the years ended September 30, 2014 and 2013 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. The fair value method requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company estimates forfeitures based on historical experience. Changes to the estimated forfeiture rate are accounted for as a cumulative effect of change in the period the change occurred.

Since the Company has a net operating loss carry-forward as of September 30, 2014, no excess tax benefits for tax deductions related to share-based awards were recognized from stock options exercised in the year ended September 30, 2014 that would have resulted in a reclassification from cash flows from operating activities to cash flows from financing activities.

Revenue Recognition

It is our policy that revenues will be recognized in accordance with ASC Topic 605. Revenues are recognized only when the Company has transferred to the customer the significant risk and rewards of ownership of the goods, title to the products transfers, the amount is fixed and determinable, evidence of an agreement exists, there is reasonable assurance of collection of the sales proceeds, the Company has no future obligations, and the customer bears the risk of loss. This occurs at the time of shipment (FOB shipping point) of the products from the Company’s warehouse and an invoice is prepared. There are no rights of return and exchange is allowed only on defective products. Recognition of revenue is not affected as the right of exchange results in new units being shipped to the customer once defective units have been received by the company and verified as defective.

Advertising

Advertising costs are expensed as incurred in accordance with ASC subtopic 720-35. Advertising costs for the years ended September 30, 2014 and 2013 were $14,299 and $9,395, respectively. These costs were included in general and administrative costs.

Income Taxes

The Company accounts for income taxes and the related accounts under the liability method. Deferred tax assets and liabilities are determined based on the differences between the consolidated financial statement carrying amounts and the income tax bases of assets and liabilities. A valuation allowance is applied against any net deferred tax asset if, based on available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Therefore, the Company has recorded a full valuation allowance against the net deferred tax assets.

The Company recognizes any uncertain income tax positions on income tax returns at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. There is no unrecognized tax benefits included in the consolidated balance sheet that would, if recognized, affect the effective tax rate.

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had $0 accrued for interest and penalties on each of the Company’s consolidated balance sheets at September 30, 2014 and 2013.

The Company is subject to taxation in the U.S. and various state jurisdictions. The Company’s tax years for 2011 and forward for federal and 2010 and forward for state purposes are subject to examination by the U.S. and Illinois tax authorities due to the carry-forward of unutilized net operating losses. The Company does not foresee material changes to its gross uncertain income tax position liability within the next twelve months.

Basic and Diluted Loss Per Share

Basic net loss per share is calculated by dividing net loss by the weighted-average common shares outstanding during the year. Diluted net loss per share is calculated by dividing the net loss by the weighted-average shares and dilutive potential common shares outstanding during the year. Dilutive potential shares consist of dilutive shares issuable upon the exercise of outstanding stock options, warrants and convertible debt computed using the treasury stock method. In periods of losses, basic and diluted loss per share are the same, as the effect of stock options, warrants and convertible debt on loss per share is anti-dilutive.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 supersedes the revenue recognition requirements in FASB Topic 605, "Revenue Recognition". The ASU implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. On April 1, 2015, the FASB proposed deferring the effective date by one year to December 15, 2017 for annual reporting periods beginning after that date. The FASB also proposed permitting early adoption of the standard, but not before the original effective date for reporting periods beginning after December 15, 2016. The Company has not selected a transition method and management has not yet selected a transition method and is currently assessing the impact the adoption of ASU 2014-09 will have on our consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements-Going Concern”. Currently, there is no guidance in GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this ASU are effective for the reporting periods beginning after December 15, 2016 and early application is permitted. Management is currently assessing the impact the adoption of ASU 2014-15 will have on our consolidated financial statements.

Results of Operations

The following is Management’s discussion and analysis of certain significant factors which have affected our financial condition and results of operations during the periods included in the accompanying consolidated financial statements.

Results of Operations for the Year Ended September 30, 2014 as Compared to the Year Ended September 30, 2013

Sales and Rental Revenue

During the fiscal year ended September 30, 2014, we recognized net revenue of $113,743 as compared to $213,797 for the year ended September 30, 2013. The decrease is primarily related to the decrease in sales from our new product line, reflecting a lower market penetration of our product in the residential market.

Net Income (Loss)

During the fiscal year ended September 30, 2014, our net loss was $993,371as compared to $946,660 for the year ended September 30, 2013. The increase in net loss is due to an increase in our total expenses of $1,023,421 for the year ended September 30, 2014 as compared to $1,008,508 for the year ended September 30, 2013.

General and Administrative Expenses

During the fiscal year ended September 30, 2014, we incurred total expenses of $1,023,421 as compared to $1,008,508 for the year ended September 30, 2013. The increase is primarily related to expenses for marketing, office and administration, professional fees, consulting and investor relation costs due to an increase in business activity associated with development of the new product line. The expenses are as follows:

	September 30, 2014	September 30, 2013

Depreciation	$4,085	$1,464
Marketing	22,000	3,622
Office and administration	691,779	334,613
Professional fees	111,853	295,362
Consulting	193,704	373,447
Total	$1,023,421	$1,008,508

Depreciation and amortization expense was $4,085 for the year ended September 30, 2014 and $1,464 for the year ended September 30, 2013.

Marketing expenses increased from $3,622 to $22,000, as many of the marketing materials were developed in the current year. Professional fees declined as many of the costs were absorbed by the consultants themselves.

Liquidity and Capital Resources

As of September 30, 2014, we had cash of $4,748 and working capital deficit of $(731,118). During the year ended September 30, 2014, we funded our operations from receipts of sales revenues, proceeds from stock sales, and proceeds from debt. In order to survive, we are dependent on increasing our sales volume. Additionally, we plan to continue to raise additional equity capital, and believe that this will provide sufficient working capital to fund our operations for at least the next 12 months. Changes in our operating plans, increased expenses, additional acquisitions, or other events may cause us to seek additional equity or debt financing in the future.

For the year ended September 30, 2014, we used $427,575 in cash flows to fund operating activities as compared to $299,420 for the year ended September 30, 2013.

For the year ended September 30, 2014, cash flows used in investing activities was $382.

For the year ended September 30, 2014, cash flows provided from financing activities was $424,848 from proceeds from debt obligations and sale of shares of common stock as compared to $287,404 for the year ended September 30, 2013.

We anticipate that our cash flow will improve as our product shipments ramp up in our second quarter of 2015. Any additional funding will be equity, or order based, in order to fund the ramp up of existing production, along with the tooling for our new model.

Off-Balance Sheet Arrangements

We presently do not have any off-balance sheet arrangements.

Capital Expenditures

We spent $382 for the purchase of equipment for the fiscal year ended September 30, 2014 and $68 in the fiscal year ended September 30, 2013.

Contractual Obligations

The following table outlines payments due under our significant contractual obligations over the periods shown, exclusive of interest:

	Payments Due by
	Period
Contract Obligations		Less than			More than
At September 30, 2014	Total	1 Year	1-3 years	3-5 years	5 years
Total Debt	$315,140	$315,140	$—	$—	$—
Lease Obligations	$16,380	$16,380	$—	—	—

The above table outlines our obligations as of September 30, 2014 and does not reflect any changes in our obligations that have occurred after that date.

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

(a) On December 2, 2014, the Board of Directors of the Company dismissed Samyn & Martin, LLC (“SM”) as the Company’s independent registered public accounting firm, to be replaced by a new firm.

SM’s reports on the Company’s financial statements for the two years ended September 30, 2013 and 2012 did not contain any adverse opinion or disclaimer of opinion, except to indicate there was substantial doubt about the Company’s ability to continue as a going concern.

During the Company’s fiscal years ended September 30, 2013 or 2012, and through December 2, 2014, there were no disagreements between the Company or SM on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which, if not resolved to the satisfaction of SM, would have caused SM to make reference to the matter in their report. None of the “reportable events” described in Item 304(a)(1)(v) of Regulation S-K of the SEC’s rules and regulations have occurred during the fiscal years ended September 30, 2013 and 2012 or through December 2, 2014.

(b) Contemporaneous with the dismissal of SM, on December 2, 2014, the Board of Directors of the Company engaged the firm of KMJ Corbin & Company LLP (“KMJ”) as the Company’s new independent registered public accounting firm. For the fiscal years ended September 30, 2013 and 2012 and as of the date hereof, the Company (or someone on its behalf) has not consulted with KMJ regarding either:

(i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report was provided to the Company’s or oral advice was provided that KMJ concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; nor

(ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a reportable event, as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A.	CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer along with our Principal Financial Officer, of the effectiveness of the design of the our disclosure controls and procedures (as defined by Exchange Act Rule 13a-15(e) and 15d-15(e)) as of the end of our fiscal year pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer along with our Principal Financial Officer concluded that our disclosure controls and procedures are not effective at September 30, 2014 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement or our annual or interim financial statements will not be prevented or detected on a timely basis. Management has concluded that our internal controls over financial reporting were not effective as of September 30, 2014 due to the following:

1.	We do not have written documentation of our internal control policies and procedures. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and had concluded that the control deficiency that resulted represented a material weakness.

2.	We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

3.	We had not effectively implemented comprehensive entity-level internal controls.

4.	We did not have a sufficient complement of personnel with appropriate training and experience in accounting principles generally accepted in the United States of America, or GAAP, including the preparation of the income tax provision.

5.	We did not implement financial controls that were properly designed to meet the control objectives or address all risks of the processes or the applicable assertions of the significant accounts.

6.	Due to material weaknesses identified at our entity level controls we did not test whether our financial activity level controls or our information technology general controls were operating sufficiently to identify a deficiency, or combination of deficiencies, that may result in a reasonable possibility that a material misstatement of the consolidated financial statements would not be prevented or detected on a timely basis.

Remediation of Material Weaknesses

While management believes that the Company’s consolidated financial statements previously filed in the Company’s SEC reports have been properly recorded and disclosed in accordance with GAAP, based on the control deficiencies identified above, we have designed and plan to implement, or in some cases have already implemented, the specific remediation initiatives described below:

•	We have engaged additional expertise to assist us with our financial reporting and accounting processes;

•	We consolidated our accounting books and records to provide for a single process for preparing our financial reports; and

•	We have entered into a relationship with a new warehousing company which provides for enhanced and efficient reporting on sales and inventory.

We do not expect to have fully remediated these material weaknesses until management has tested those internal controls and found them to have been remediated. We expect to complete this process during our annual testing for fiscal 2015.

Management has reviewed the consolidated financial statements and underlying information included herein in detail and believes the procedures performed are adequate to fairly present our financial position, results of operations and cash flows for the periods presented in all material respects.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to such attestation pursuant to rules of the Securities and Exchange Commission that permits us to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Directors and Executive Officers

The following table sets forth the names and ages of our current directors and executive officers, the principal offices and positions held by each person:

Person	Age	Position

Michael S. Ross	62	President, Treasurer, Chief Executive Officer, Chief Financial Officer, and Director

Glenn Bushee	59	Director

Thomas J. Mahowald	59	Director

Jeremy Noonan	47	Director

Jerrold B. Leikin	60	Director

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

Thomas J. Mahowald, Director. On December 31, 2010, our Board of Directors appointed Mr. Thomas J. Mahowald as a member of the Board of Directors. Mr. Mahowald is currently a Vice President of Sales for Navigant Consulting. From 2009 to September, 2011, Mr. Mahowald served as the Vice President, Sales & Marketing of Pike Research Group, a global leader in Cleantech market research. From 2004 to 2008, Mr. Mahowald served as Principal of Encompass Technology Partners, a business development firm specializing in strategic planning and sales strategy, product branding and positioning, merchandising, and global sales channel development, including e-commerce. From 1996 to 2004, Mr. Mahowald served as Vice President of Sales, Major Accounts for International Data Corporation, a global provider of market intelligence, advisory services, and events for the information technology, telecommunications, and consumer technology markets. Prior to 1996, Mr. Mahowald served as Vice President, Sales for Studio Solutions, Inc. from 1991 to 1996; Director of International Marketing for Precision Visuals, Inc. from 1983 to 1991; and International Sales Manager for the Satellite Communication Division of Harris Corporation form 1981 to 1983. Mr. Mahowald received his M.B.A in International Management from the Thunderbird School of Global Management in 1981 and his B.S. in Finance and Accounting from the University of Colorado at Boulder in 1977.

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

Jeremy Noonan, Director. On October 22, 2013 our Board of Directors appointed Mr. Jeremy Noonan as a member of the Board of Directors. Mr. Noonan is a Service Solutions Consultant with Cisco Systems since 2013, and has been a solutions executive, program manager, and engagement manager and has held other sales position for Cisco Systems since 1999. Mr. Noonan is a graduate of the United States Naval Academy, with Bachelor of Science in Mathematics in 1988. Mr. Noonan also served as a Navy pilot. Mr. Noonan’s was chosen to serve as a director due to his longstanding expertise in sales.

Significant Employees

As of September 30, 2014, we had 1 full-time employee, although we engage contractors as necessary and each of our officers and directors devotes a portion of his and her time to the affairs of our Company.

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

To our knowledge, based solely on our review of the copies of the Section 16(a) reports furnished to us and a review of our shareholders of record for the fiscal year ended September 30, 2014, we believe that each person who, at any time during such fiscal year was a director, officer, or beneficial owner of more than 10% of our common stock, complied with all Section 16(a) filing requirements during such fiscal year.

ITEM 11.	EXECUTIVE COMPENSATION

General Philosophy

Our Board of Directors is responsible for establishing and administering the Company’s executive and director compensation.

Executive Compensation

The Board of Directors approved compensation to Mr. Michael S. Ross, who was approved as President of UV Flu on October 22, 2013, in the amount of $104,000 annually. The annual fee paid to Mr. Ross is for time in performing administrative, management, business development and sales functions. This fee was part of the agreement for which Mr. Ross accepted his role as new President, Treasurer, Chief Executive Officer, Chief Financial Officer and Director. In addition to his salary compensation, Mr. Ross will receive stock for a value of $46,000 annually.

Compensation Summary

Summary Compensation Table

							Non
							Equity
							Incentive	Non-qualified
							Plan	Deferred	All Other
					Stock	Option	Compensa	Compensation	Compensa
			Salary	Bonus	Awards	Awards	tion	Earnings	tion	Total
Name and Principal	Year		($)	($)	($)	($)	($)	($)	($)	($)
Position (a)	(b)		(c)	(d)	(e)(2)	(f)	(g)	(h)	(i)	(j)
Michael S. Ross, President, Treasurer, Chief Executive Officer, Chief Financial Officer, and Director
	2014	*	$104,000	$0	$23,000	$70,000	$0	$0	$0	$197,000
	2013		$0	$0	$0	$0	$0	$0	$0	$0
										$0

John J. Lennon	2013		$69,000	$0	$39,000	$0	$0	$0	$0	$108,000
	2012		$51,000	$0	$12,500	$0	$0	$0	$0	$63,500
	2011		$78,000	$0	$139,000	$0	$0	$0	$0	$217,000
	2010		$78,000	$0	$0	$0	$0	$0	$0	$78,000
	2012		$0	$0	$10,000	$0	$0	$0	$0	$10,000
	2011		$0	$0	$17,000	$0	$0	$0	$0	$17,000

Tom Mahowald	2013		$0	$0	$13,200	$0	$0	$0	$0	$13,200
	2012		$0	$0	$0	$0	$0	$0	$0	$0
	2011		$0	$0	$7,000	$0	$0	$0	$0	$7,000
	2012		$0	$0	$7,500	$0	$0	$0	$0	$7,500
	2011		$0	$0	$13,000	$0	$0	$0	$0	$13,000

Glen Bushee	2013		$0	$0	$4,500	$0	$0	$0	$0	$4,500

Jerrold Leikin	2013		$0	$0	$0	$0	$0	$0	$0	$0

•	Actual salary taken by Michael Ross in 2014 was $76,000

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

Outstanding Equity Awards at Fiscal 2014 Year-End

None of our named executive officers had any outstanding equity awards as of the fiscal year ended September 30, 2014.

Option Exercises and Vested Stock in Fiscal 2014

None of our named executive officers exercised stock options or had any restricted stock during the fiscal year ended September 30, 2014.

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

Security Ownership Of Certain Beneficial Owners And Management

The following table sets forth, as of  February 15, 2015, the number and percentage of outstanding shares of our common stock owned by (i) each person known to us to beneficially own more than 5% of our outstanding common stock, (ii) each director, (iii) each named executive officer, and (iv) all executive officers and directors as a group. Share ownership is deemed to include all shares that may be acquired through the exercise or conversion of any other security immediately or within the next 60 days. Such shares that may be so acquired are also deemed outstanding for purposes of calculating the percentage of ownership for that individual or any group of which that individual is a member. Unless otherwise indicated, the stockholders listed possess sole voting and investment power with respect to the shares shown.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)	Percent of Class of Common Stock

Directors and Executive Officers
Michael S. Ross 1624 Park Avenue West Highland Park, Illinois 60035	2,975,406	3.52%

Thomas J. Mahowald 1624 Park Avenue West Highland Park, Illinois 60035	1,801,155	2.13%

Glenn Bushee 1624 Park Avenue West Highland Park, Illinois 60035	1,137,405	1.35%

Dr. Jerrold Leikin 1624 Park Avenue West Highland Park, Illinois 60035	893,655	1.06%

Jeremy Noonan 1624 Park Avenue West Highland Park, Illinois 60035	893,655	1.06%

All directors and executive officers as a group (5 persons)	7,701,276	9.11%

(1)	Unless otherwise noted, the security ownership disclosed in this table is of record and beneficial. Unless provided for otherwise, the address for each of the beneficial owners named below is the Company’s business address.

(2)	Under Rule 13d-3 under the Exchange Act, shares not outstanding but subject to options, warrants, rights, conversion privileges pursuant to which such shares may be acquired in the next 60 days are deemed to be outstanding for the purpose of computing the percentage of outstanding shares owned by the persons having such rights, but are not deemed outstanding for the purpose of computing the percentage for such other persons.

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

Related Party Transactions

During the year ended September 30, 2014, the Company paid Chamberlain approximately $ 14,000 in compensation for consulting work. Chamberlain received cash receipts for $10,500 for the sales of UV Flu product and $23,000 was paid to Chamberlain Capital Partners for consulting expenses related to UV Flu.

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

Director Independence

During fiscal 2014, our Board of Directors has determined, after considering all the relevant facts and circumstances, Mr. Thomas J. Mahowald, Mr. Glenn Bushee, Jerrold Leiken and Jeremy Noonan are independent directors because they have no relationship with us that would interfere with their exercise of independent judgment. Mr. Ross is not an independent director of our company because of his past or current position as an executive officer of our company. There are no family relationships among any of our directors or officers. We evaluate independence by the standards for director independence established by applicable laws, rules, and listing standards including, without limitation, the standards for independent directors established by The New York Stock Exchange, Inc., The NASDAQ National Market, and the Securities and Exchange Commission.

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

On December 2, 2014, the Board of Directors dismissed Samyn & Martin (“SM”) as our independent registered public accounting firm and appointed KMJ Corbin & Company LLP (“KMJ”) as our independent registered public accounting firm for the year ended September 30, 2014.

KMJ has audited our financial statements for the year ended September 30, 2014.

The following is a summary of the fees billed to the Company by KMJ and SM for professional services rendered for the years ended September 30, 2014 and 2013. These fees are for work performed in the years indicated and, in some instances, we have estimated the fees for services rendered but not yet billed.

	KMJ	SM
	2014	2014	2013
Audit Fees:
Consists of fees billed for professional services rendered for the audit of the Company’s annual financial statements and the review of the interim financial statements included in the Company’s Quarterly Reports (together, the “Financial Statements” ) and for services normally provided in connection with statutory and regulatory filings or engagements	$20,000	$21,075	$30,250
Other Fees:
Audit-Related Fees
Consists of fees billed for assurance and related services reasonably related to the performance of the annual audit or review of the Financial Statements (defined above)	—	—	—
Tax Fees
Consists of fees billed for tax compliance, tax advice and tax planning	—	—	—
All Other Fees
Consists of fees billed for other products and services not described above	—	—	—
Total All Fees	$20,000	$21,075	$30,250

The Board of Directors approves all audit and audit-related fees. The Board of Directors is required to pre-approve all non-audit services to be performed by the auditor. The percentage of hours expended on the principal accountant's engagement to audit the Company's financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was 0%.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibits

The following exhibits are included as part of this report by reference:

3.1(a)	Articles of Incorporation, as amended (1)

3.2	Bylaws of the Company (2)

10.1	Asset Purchase Agreement dated December 16, 2009 (3)

10.2	Letter of Intent by and between The Red Oak Trust and UV Flu Technologies, Inc., dated October 28, 2010 (4)

14.1	Code of Ethics (5)

16.1	Letter regarding change of Independent Registered Public Accounting Firm dated December 4, 2014 (6)

31.1	Rule 13(a) — 14(a)/15(d) — 14(a) Certification (Principal Executive Officer)

31.2	Rule 13(a) — 14(a)/15(d) — 14(a) Certification (Principal Financial Officer)

32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1) Incorporated herein by reference to Exhibit 3.1 on Form SB-2 filed on January 30, 2007, Form 8-K on November 12, 2009 and to Exhibit 3.1 on Form 8-K filed on October 13, 2014.

(2) Incorporated herein by reference to Exhibit 3.2 on Form SB-2, on January 30, 2007.

(3) Incorporated herein by reference to Exhibit 10.1 on Form 8-K on December 18, 2009.

(4) Incorporated herein by reference to Exhibit 14.1 filed on Form 8-K on October 29, 2010.

(5) Incorporated herein by reference to Exhibit 14.1 filed on Form 10-K on December 29, 2009.

(6) Incorporated herein by reference to Exhibit 16.1 previously filed on Registrant’s Current Report on Form 8-K on December 8, 2014.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UV FLU TECHNOLOGIES, INC.

Date: June 25, 2015	By:	/s/ Michael S. Ross
Michael S. Ross
Chief Executive Officer, Chief Financial Officer,
President, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: June 25, 2015	By:	/s/ Michael S. Ross
Michael S. Ross
Chief Executive Officer, Chief Financial Officer,
President, and Director

Date: June 25, 2015	By:	/s/ Glenn Bushee
Glenn Bushee
Secretary and Director

Date: June 25, 2015	By:	/s/ Thomas J. Mahowald
Thomas J. Mahowald
Director

Date: June 25, 2015	By:	/s/ Jerrold Leiken
Jerrold Leiken
Director

Date: June 25, 2015	By:	/s/ Jeremy Noonan
Jeremy Noonan
Director

UV FLU TECHNOLOGIES, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 AND 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
UV Flu Technologies, Inc.

We have audited the accompanying consolidated balance sheet of UV Flu Technologies, Inc. (the “Company”) as of September 30, 2014, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit on its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of UV Flu Technologies, Inc. as of September 30, 2014, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has had recurring losses from operations, has negative operating cash flows during the year ended September 30, 2014 and has an accumulated deficit of $4,305,797 as of September 30, 2014. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these factors are also described in Note 2. The consolidated financial statements do not include any adjustments to reflect possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of this uncertainty.

/s/ KMJ Corbin & Company LLP

Costa Mesa, California
June 25, 2015

To the Board of Directors and Stockholders

UV Flu Technologies, Inc.

Lincolnshire, Illinois

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the consolidated balance sheet of UV Flu Technologies, Inc. as of September 30, 2013 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. UV Flu Technologies, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. Our audit of the financial statements include examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of UV Flu Technologies, Inc. as of September 30, 2013 and the consolidated results of its operations, stockholders’ equity, and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/

Weaver Martin & Samyn, LLC

Kansas City, Missouri

January 13, 2014

UV FLU TECHNOLOGIES, INC

CONSOLIDATED BALANCE SHEETS

	September 30, 2014	September 30, 2013

ASSETS

Current Assets:
Cash	$4,748	$7,857
Accounts receivable	-	670
Inventories	170,891	255,046
Prepaid expenses and other current assets	7,547	18,375

Total Current Assets	183,186	281,948

Property and Equipment, net	40,578	4,281

Total Assets	$223,764	$286,229

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$385,321	$91,249
Derivative liabilities	213,843	-
Current portion of debt obligations	315,140	82,985

Total Current Liabilities	914,304	174,234

Debt obligations, net of current portion	-	135,000

Total Liabilities	914,304	309,234

Commitments and contingencies

Stockholders’ Deficit:

Common Stock:
Authorized:
75,000,000 shares, par value $0.001 per share
Issued and outstanding:
73,907,263 and 61,587,763 shares, respectively	73,908	61,589

Common stock subscribed but unissued	30,000	-

Additional paid-in capital	3,511,349	3,227,832

Accumulated deficit	(4,305,797)	(3,312,426)

Total Stockholders’ Deficit	(690,540)	(23,005)

Total Liabilities and Stockholders’ Deficit	$223,764	$286,229

See accompanying notes to consolidated financial statements

UV FLU TECHNOLOGIES, INC

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended	Year Ended
	September 30, 2014	September 30, 2013
Sales	$113,743	$213,797

Cost of Sales	107,517	116,862

Gross Profit	6,226	96,935

Operating Expenses:
Depreciation	4,085	1,464
General and administrative	1,019,336	1,007,044

Total Expenses	1,023,421	1,008,508

Loss from Operations	(1,017,195)	(911,573)

Other Income (Expense):

Interest expense	(64,430)	(35,087)
Change in fair value of derivative liabilities	88,254	-

Total other income (expense), net	23,824	(35,807)

Net Loss	$(993,371)	$(946,660)

Net Loss Per Share – basic and diluted	$(0.01)	$(0.02)

Weighted Average Number Of Shares Outstanding – basic and diluted	69,334,379	56,258,763

See accompanying notes to consolidated financial statements

UV FLU TECHNOLOGIES, INC

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

			Common
			Stock	Additional
	Common Stock		Subscribed but	Paid-in	Accumulated
	Shares	Amount	Unissued	Capital	Deficit	Total

Balances, October 1, 2012	46,859,263	$46,860	$-	$2,493,596	$(2,365,766)	$174,690
Shares issued for services	8,563,500	8,564	-	316,051	-	324,615
Shares issued for cash	4,250,000	4,250	-	163,750	-	168,000
Shares issued for interest	540,000	540	-	21,060	-	21,600
Shares issued for warrant exercise	125,000	125	-	3,625	-	3,750
Shares and options issued for compensation	2,300,000	2,300	-	228,700	-	231,000
Shares cancelled	(1,050,000)	(1,050)	-	1,050	-	-
Net loss	-	-	-	-	(946,660)	(946,660)
Balances, September 30, 2013	61,587,763	61,589	-	3,227,832	(3,312,426)	(23,005)
Shares issued for services	1,600,000	1,600	-	78,400	-	80,000
Shares issued for cash	8,434,000	8,434	-	310,196	-	318,630
Shares issued for interest	1,053,000	1,053	-	70,947	-	72,000
Shares issued for warrant exercise	312,500	312	-	13,751	-	14,063
Shares issued for compensation	920,000	920	-	42,320	-	43,240
Stock-based compensation expense	-	-	-	70,000	-	70,000
Common stock subscribed but unissued	-	-	30,000	-	-	30,000
Reclassification of equity to derivative liabilities due to insufficient authorized shares	-	-	-	(302,097)	-	(302,097)
Net loss	-	-	-	-	(993,371)	(993,371)
Balances, September 30, 2014	73,907,263	$73,908	$30,000	$3,511,349	$(4,305,797)	$(690,540)

See accompanying notes to consolidated financial statements

UV FLU TECHNOLOGIES, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended	Year ended
	September 30, 2014	September 30, 2013

Cash flows from operating activities:
Net loss	$(993,371)	$(946,660)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	4,085	1,464
Stock - based compensation expense	70,000	231,000
Shares issued for services	80,000	324,615
Shares issued for interest	72,000	-
Shares issued for compensation	43,240	-
Change in fair value of derivative liabilities	(88,254)
Changes in current assets and liabilities
Accounts receivable	670	16,501
Inventories	84,155	(122,021)
Prepaid expenses and other current assets	10,828	141,689
Accounts payable and accrued expenses	289,072	53,992
Net cash used in operating activities	(427,575)	(299,420)

Cash flows from investing activities:
Purchase of equipment	(382)	(68)
Net cash used in investing activities	(382)	(68)

Cash flows from financing activities:
Payments on debt obligations	(4,345)	-
Proceeds from debt obligations	96,500	115,654
Proceeds from exercise of warrants	14,063	3,750
Proceeds from sale of common stock	318,630	168,000
Net cash provided by financing activities	424,848	287,404

Net change in cash	(3,109)	(12,084)

Cash, beginning of period	7,857	19,941

Cash, end of period	$4,748	$7,857

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,524	$14,987
Cash paid for taxes	$-	$-
Supplemental disclosures of non-cash investing and financing activities:
Reclassification of equity to derivative liabilities due to insufficient authorized shares	$302,097	$-
Accrued interest added to the principal balance of debt obligations	$5,000	$-
Stock and option issued for compensation	$-	$231,000
Stock issued for services	$-	$324,615
Stock subscribed but unissued	$30,000	$-

Addition to property and equipment through accounts payable	$10,000	$-

See accompanying notes to consolidated financial statements

UV FLU TECHNOLOGIES, INC

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended September 30, 2014 and 2013

1.	DESCRIPTION OF BUSINESS

UV Flu Technologies, Inc (referred to herein as “Company” “we”, “us”, “our” and similar terms) was incorporated as Northwest Chariots Incorporated in the State of Nevada, United States of America, on April 4, 2006. On November 12, 2009, the Company changed its name from Northwest Chariots Incorporated to UV Flu Technologies, Inc. The Company’s fiscal year end is September 30. We acquired our subsidiary, RxAir Industries, LLC, on January 31, 2011. The consolidated financial statements as of and for the years ended September 30, 2014 and 2013 contain the accounts and activities of UV Flu Technologies, Inc. and RxAir Industries, LLC. All intercompany accounts and transactions have been eliminated in consolidation.

2.	GOING CONCERN AND MANAGEMENT’S PLAN

The Company’s consolidated financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has had recurring losses from operations, has negative operating cash flows during the year ended September 30, 2014 and has an accumulated deficit of $4,305,797 as of September 30, 2014. The Company will need to raise additional capital to continue as a going concern. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

This summary of significant accounting policies is presented to assist in understanding our consolidated financial statements. Our consolidated financial statements and notes are representations of our management who is responsible for their integrity and objectivity. These accounting policies conform to GAAP and have been consistently applied in the preparation of the consolidated financial statements.

The Company has evaluated subsequent events through filing date of this Form 10-K, and have determined that no subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes thereto other than as discussed in the accompanying notes.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of net sales and expenses during the reporting period. By their nature, these estimates and assumptions are subject to an inherent degree of uncertainty. Significant estimates made by management include, among others, provisions for uncollectible receivables and sales returns, warranty liabilities, valuation of inventories, fair value of financial instruments, recoverability of long-lived assets, valuation of stock-based transactions and realization of deferred tax assets. The Company bases its estimates on historical experience, knowledge of current conditions and the Company’s belief of what could occur in the future considering available information. The Company reviews its estimates on an on-going basis. The actual results experienced by the Company may differ materially and adversely from its estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Fair Value of Financial Instruments

The carrying value of our financial instruments consist of cash, accounts receivable, accounts payable and accrued expenses, derivative liabilities and debt instruments as of September 30, 2014 and 2013. See Note 11 for discussion regarding the classification of our financial instruments.

Cash and Cash Equivalents

Cash is comprised of cash on hand and demand deposits. Cash equivalents include short-term highly liquid investments with original maturities of three months or less that are readily convertible to known amounts of cash and which are subject to an insignificant risk of change in value. The Company has no cash equivalents as of September 30, 2014 or 2013.

Credit Risks

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At September 30, 2014 and 2013, the Company had no funds in excess of the FDIC insured limits.

Sales Concentrations

For the year ended September 30, 2014, 48% of our sales were with two customers. 39 % of our sales for the year ended September 30, 2013 have been accounted for by a special sales agreement the Company had with Groupon. Of the remaining sales, 10 % have been accounted for by our largest customer.

Inventories

Inventories are stated at the lower of cost or market, with cost being determined using the first-in first-out method all of which are classified as finished goods.

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

The Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors. Based on this assessment there were no impairments needed as of September 30, 2014 or 2013.

Impairment of Long- Lived Assets

The Company evaluates the recoverability of the carrying value of long-lived assets held and used by the Company for impairment on at least an annual basis or whenever events or changes in circumstances indicate that their carrying value may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future net cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. If the carrying value is determined not to be recoverable from future operating cash flows, the asset is deemed impaired and an impairment loss is recognized to the extent the carrying value exceeds the estimated fair value of the asset. The fair value of the asset or asset group is based on market value when available, or when unavailable, on discounted expected cash flows. The Company’s management believes there is no impairment of long-lived assets as of September 30, 2014 and 2013. There can be no assurance, however, that market conditions will not change or demand for the Company’s products will continue, which could result in future impairment of long-lived assets.

Derivative Liabilities

The Company evaluates stock options, stock warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under the relevant sections of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815-40, Derivative Instruments and Hedging: Contracts in Entity’s Own Equity. The result of this accounting treatment could be that the fair value of a financial instrument is classified as a derivative instrument and is marked-to-market at each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the consolidated statements of operations as other income or other expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Financial instruments that are initially classified as equity that become subject to reclassification under ASC Topic 815-40 are reclassified to a liability account at the fair value of the instrument on the reclassification date.

Certain of the Company’s stock options, stock warrants and convertible debt are accounted for as derivative liabilities due to the insufficient authorized shares to settle outstanding contracts. The Company estimates the fair value of these stock options, stock warrants and embedded conversion features using the Black-Scholes-Merton option pricing model (“Black-Scholes”).

Stock-Based Compensation

The Company grants options to purchase the Company’s common stock to employees, directors and consultants under stock option plans. The benefits provided under these plans are stock-based payments that the Company accounts for using the fair value method.

The fair value of each option award is estimated on the date of grant using Black-Scholes that uses assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, expected stock price volatility, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends. Expected volatilities are based on the historical volatility of the Company’s common stock and other factors. The expected terms of options granted are based on analyses of historical employee termination rates and option exercises. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of the grant. Since the Company does not expect to pay dividends on common stock in the foreseeable future, it estimated the dividend yield to be 0%.

Stock-based compensation expense recognized during a period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest and is amortized under the straight-line attribution method. As stock-based compensation expense recognized in the accompanying consolidated statements of operations for the years ended September 30, 2014 and 2013 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. The fair value method requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company estimates forfeitures based on historical experience. Changes to the estimated forfeiture rate are accounted for as a cumulative effect of change in the period the change occurred.

Since the Company has a net operating loss carry-forward as of September 30, 2014, no excess tax benefits for tax deductions related to stock-based awards were recognized from stock options exercised in the year ended September 30, 2014 that would have resulted in a reclassification from cash flows from operating activities to cash flows from financing activities.

Revenue Recognition

It is our policy that revenues will be recognized in accordance with ASC Topic 605. Revenues are recognized only when the Company has transferred to the customer the significant risk and rewards of ownership of the goods, title to the products transfers, the amount is fixed and determinable, evidence of an agreement exists, there is reasonable assurance of collection of the sales proceeds, the Company has no future obligations, and the customer bears the risk of loss. This occurs at the time of shipment (FOB shipping point) of the products from the Company’s warehouse and an invoice is prepared. There are no rights of return and exchange is allowed only on defective products. Recognition of revenue is not affected as the right of exchange results in new units being shipped to the customer once defective units have been received by the company and verified as defective.

Advertising

Advertising costs are expensed as incurred in accordance with ASC subtopic 720-35. Advertising costs for the years ended September 30, 2014 and 2013 were $14,299 and $9,395, respectively. These costs were included in general and administrative expenses.

Income Taxes

The Company accounts for income taxes and the related accounts under the liability method. Deferred tax assets and liabilities are determined based on the differences between the consolidated financial statement carrying amounts and the income tax bases of assets and liabilities. A valuation allowance is applied against any net deferred tax asset if, based on available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Therefore, the Company has recorded a full valuation allowance against the net deferred tax assets.

The Company recognizes any uncertain income tax positions on income tax returns at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. There is no unrecognized tax benefits included in the consolidated balance sheet that would, if recognized, affect the effective tax rate.

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had $0 accrued for interest and penalties on each of the Company’s consolidated balance sheets at September 30, 2014 and 2013.

The Company is subject to taxation in the U.S. and various state jurisdictions. The Company’s tax years for 2011 and forward for federal and 2010 and forward for state purposes are subject to examination by the U.S. and Illinois tax authorities due to the carry-forward of unutilized net operating losses. The Company does not foresee material changes to its gross uncertain income tax position liability within the next twelve months.

Basic and Diluted Loss Per Share

Basic net loss per share is calculated by dividing net loss by the weighted-average common shares outstanding during the year. Diluted net loss per share is calculated by dividing the net loss by the weighted-average shares and dilutive potential common shares outstanding during the year. Dilutive potential shares consist of dilutive shares issuable upon the exercise of outstanding stock options, warrants using the treasury stock method and convertible debt computed using as-if converted method. In periods of losses, basic and diluted loss per share are the same, as the effect of stock options, warrants and convertible debt on loss per share is anti-dilutive.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 supersedes the revenue recognition requirements in FASB Topic 605, "Revenue Recognition". The ASU implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. On April 1, 2015, the FASB proposed deferring the effective date by one year to December 15, 2017 for annual reporting periods beginning after that date. The FASB also proposed permitting early adoption of the standard, but not before the original effective date for reporting periods beginning after December 15, 2016. The Company has not selected a transition method and management has not yet selected a transition method and is currently assessing the impact the adoption of ASU 2014-09 will have on our consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements-Going Concern”. Currently, there is no guidance in GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this ASU are effective for the reporting periods beginning after December 15, 2016 and early application is permitted. Management is currently assessing the impact the adoption of ASU 2014-15 will have on our consolidated financial statements.

4.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

The Company had $7,547 and $18,375 in prepaid expenses and other current assets as of September 30, 2014 and 2013 respectively. The balance as of September 30, 2014 consists of prepaid insurance of $3,167 and deposits of $4,380. The balance as of September 20, 3013 consisted of prepaid insurance of $7,405, prepaid rent of $1,950, deposits of $4,380, and prepaid interest of $4,640. The Company expects to use all the prepaid expenses and other assets within the next year.

5.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at September 30:

	2014	2013

Tooling equipment	$40,341	$-
Office equipment	8,547	8,506
	48,888	8,506

Less accumulated depreciation	(8,310)	(4,225)

	$40,578	$4,281

Depreciation expense of property and equipment for the years ended September 30, 2014 and 2013 amounted to $4,085 and $1,464, respectively.

6.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at September 30, 2014 and 2013 are as follows:

	September 30,
	2014	2013
Accounts payable	$264,415	$79,267
Accrued expenses	100,306	11,982
Accrued payroll	20,600	-

Total accounts payable and accrued expenses	$385,321	$91,249

7.	DEBT OBLIGATIONS

The Company has a note payable which is due in 60 monthly installments of $489. The note matured in September of 2014. As of September 30, 2014, the balance due on this note is $3,640 of which all is current. As of September 30, 2013, the balance due on this note is $7,985 of which all $7,985 is current.

In August 2012, the Company borrowed $20,000. The note was originally due on February 23, 2014 but was extended to January 31, 2014. As part of the extension, the Company agreed to move $5,000 of accrued interest into the balance of the note and drop the interest rate to 1% per month. As of September 30, 2014 and 2013, accrued interest relating to this note was $0 and $5,000 respectively. As of September 30, 2014 and 2013, the balance of the note is $25,000, respectively.

During the year ended September 30, 2012, the Company borrowed $70,000. The loan was payable on demand. The note was convertible at an amount that was less than the fair market value of the stock on the date the note was executed. This beneficial conversion feature was calculated at $25,714 and was amortized into interest expense immediately since the note was a demand note. During January 2013, the Company borrowed an additional $15,000 from the same entity and consolidated that and the previous $70,000 in loans into one promissory note in the amount of $85,000. The note was originally due in January 2014 but was extended to January 2015. The note is convertible at $0.04 per share and bears interest at 12% if interest is paid in cash and 24% if interest is paid in stock. The Company has the option to pay interest in shares of common stock at $0.04 per share. As of September 30, 2014 and 2013, the balance on this note is $85,000.

In February 2013, the Company borrowed $30,000. The note was due 60 days from the date of execution and had an interest rate of 8% for the 60 day period. This note was repaid in April 2013. As of September 30, 2013, there is no balance on this note.

In April 2013, the Company borrowed $15,000. The note was due 60 days from the date of execution and had an interest rate of 8% for the 60 day period. This note was repaid in June of 2013. As of September 30, 2013, there is no balance on this note.

In July 2013, the Company borrowed $10,000. The note was due in July 2014, has an interest rate of 24% if interest is paid in cash and 48% if interest is paid in stock. The note is convertible at $0.04 per share. The Company has the option to pay interest on this note in stock at $0.04 per share. As of September 30, 2014 and 2013, the balance on this note is $10,000.

In July 2013, the Company borrowed $10,000. The note was due in July 2014, has an interest rate of 24% if interest is paid in cash and 48% if interest is paid in stock. The note is convertible at $0.04 per share. The Company has the option to pay interest on this note in stock at $0.04 per share. As of September 30, 2014 and 2013, the balance on this note is $10,000.

In September 2013, the Company borrowed $5,000. The note was due in September 2014, has an interest rate of 24% if interest is paid in cash and 48% if interest is paid in stock. The note is convertible at $0.04 per share. The Company has the option to pay interest on this note in stock at $0.04 per share. As of September 30, 2014 and 2013, the balance on this note is $5,000.

In May 2013, the Company borrowed $15,000. The note was originally due in November 2013 but was extended to May 2014. The note has an interest rate of 24% if interest is paid in cash and 48% if interest is paid in stock. The note was originally convertible at $0.04 per share but the conversion price was changed to $0.03 per share when it was extended.. The Company has the option to pay interest on this note in stock at $0.04 per share. As of September 30, 2014 and 2013, the balance on this note is $15,000. As part of the extension, the Company agreed to pay a penalty of 30,000 shares of common stock for every month the loan and interest is in arrears.

In April 2013, the Company borrowed $20,000. The note was due in October 2014, has an interest rate of 12% if interest is paid in cash and 24% if interest is paid in stock. The note is convertible at $0.05 per share. The Company has the option to pay interest on this note in stock at $0.05 per share. As of September 30, 2014 and 2013, the balance on this note is $20,000.

In March 2013, the Company borrowed $15,000. The note was due in September of 2014, has an interest rate of 12% if interest is paid in cash and 24% if interest is paid in stock. The note and is convertible at $0.04 per share. The Company has the option to pay interest on this note in stock at $0.04 per share. As of September 30, 2014 and 2013, the balance on this note is $15,000.

In April 2013, the Company borrowed $30,000. The note was due in October 2014, has an interest rate of 12% if interest is paid in cash and 24% if interest is paid in stock. The note is convertible at $0.05 per share. The Company has the option to pay interest on this note in stock at $0.05 per share. As of September 30, 2014 and 2013, the balance on this note is $30,000.

In October 2013, the Company borrowed $5,000. This note was due in August 2014, has an interest rate of 24% if interest is paid in cash and 48% if interest is paid in stock. The note is convertible at $0.04 per share. The Company has the option to pay interest on this note in stock at $0.04 per share. As of September 30, 2014, the balance on this note is $5,000.

In January 2014, the Company borrowed $10,000. This note was due in February 2015, has an interest rate of 12% if interest is paid in cash and 24% if interest is paid in stock. The note is convertible at $0.03 per share. The Company has the option to pay interest on this note in stock at $0.03 per share. As of September 30, 2014, the balance on this note is $10,000.

In May 2014, the Company borrowed $30,000. This note was due in May 2015 and has an interest rate of 4%. As of September 30, 2014, the balance on this note is $30,000.

In June 2014, the Company borrowed $30,000. This note is due in June 2015 and has an interest rate of 4%. As of September 30, 2014, the balance on this note is $30,000.

In July 2014, the Company borrowed $21,500. This note is due in July 2015 and has an interest rate of 4%. As of September 30, 2014, the balance on this note it $21,500.

During the years ended September 30, 2014 and 2013, no debt or payables were converted to common stock or forgiven.

As of September 30, 2014, a number of the outstanding debt obligation balances became delinquent and are classified as current in the accompanying consolidated balance sheet. The Company is working with the note holders to negotiate new terms.

As of September 30, 2014, total notes payable were $315,140, all of which is current. Interest expense related to the above notes payable was $64,430 and $35,807 for the years ended September 30, 2014 and 2013, respectively.

8.	STOCKHOLDERS’ DEFICIT

Common Stock:

As September 30, 2014, our authorized common stock consists of 75,000,000 shares of common stock with a par value of $0.001 per share.

In October 2012, 1,950,000 shares of common stock were issued for a capital investment of $78,000.

In October 2012, 2,452,500 common shares were issued for consulting services. All were valued at fair market value of $0.03 for a total expense of $73,575.

In October 2012, a total of 1,100,000 shares, all valued at fair market value of $0.03, were issued for compensation for a total expense of $33,000.

In October 2012, the Board of Directors approved a Non-Qualified stock option plan for key employees and directors. 5,000,000 shares of common stock were reserved and 5,000,000 options were issued as compensation. All the options were valued at $0.03 which was fair market value at the time of issuance. 2,500,000 options vested immediately and were expensed as compensation expense during the three months ended December 31, 2012. 1,250,000 of the options vest in six months and the remaining 1,250,000 options vest in twelve months. These vesting options were valued and recorded as a prepaid asset that will be amortized into compensation expense over the vesting period. During the year ended September 30, 2013, $75,000 was amortized into expense and nothing remains in prepaid expense as of September 30, 2013. The options have a term of ten years and an exercise price of $0.03, which was the fair market value of the stock on the date of the grant. During the remainder of the year ended September 30, 2013, two employees left the Company and the related 1,700,000 options were canceled. There are 2,475,000 options vested as of September 30, 2013 with another 825,000 vesting in October 2013.

In January 2013, 1,125,000 shares of common stock were issued for a capital investment of $45,000. In addition to the common stock, the buyers each received a warrant for 50% of the number of shares they purchased for a total of 562,500 warrants. The warrants have a term of two years and a strike price of $0.03.

In January 2013, 2,737,500 common shares were issued for consulting services. All were valued at fair market value of $0.04 for a total expense of $109,500.

In January 2013, 255,000 shares, all valued at fair market value of $0.04, were issued as payment of interest on promissory notes as detailed in Note 6.

In April 2013, the Company issued 1,652,500 shares for consulting services and 550,000 shares for compensation. All shares were valued at $0.04 for a total expense of $88,100.

In June 2013, 250,000 shares of common stock were issued for a capital investment of $10,000.

In June 2013, 455,000 and 650,000 common shares were issued for consulting services and compensation, respectively. All were valued at fair market value of $0.04 for a total expense of $44,200.

In June 2013, 90,000 shares, all valued at fair market value of $0.04, were issued as payment of interest on promissory notes as detailed in Note 6.

In July 2013, 500,000 shares of common stock were issued for a capital investment of $20,000.

In July 2013, 330,000 common shares were issued for consulting services. All were valued at fair market value of $0.06 for a total expense of $19,800.

In July 2013, 120,000 shares, all valued at fair market value of $0.04, were issued as payment of interest on promissory notes as detailed in Note 6.

In July 2013, 125,000 shares were issued for the exercise of 125,000 warrants. Cash of $3,750 was received.

In June and July 2013, the Company had 1,050,000 shares returned and canceled. The shares were originally issued in prior periods for consulting services that were not completed.

In September 2013, 425,000 shares of common stock were issued for a capital investment of $15,000.

In September 2013, 936,000 common shares were issued for consulting services. All were valued at fair market value of $0.04 for a total expense of $37,440.

In September 2013, 75,000 shares, all valued at fair market value of $0.04, were issued as payment of interest on promissory notes as detailed in Note 6.

As September 30, 2013, the Company had 61,587,763 common shares issued and outstanding. The Company also had 3,300,000 outstanding options and 437,500 outstanding warrants. All had an exercise price of $0.03.

During the year ended September 30, 2014, the Company issued 1,600,000 shares of its common stock for services. The shares were valued at $0.045 per share, the closing market price of the Company’s common stock on the date of grants, in the amount of $80,000.

During the year ended September 30, 2014, the Company issued 8,434,000 shares of its common stock for cash. The closing market price of the Company’s common stock on the respective dates of grant for 5,314,000 shares were $0.025 per share, 1,000,000 shares were $0.04 per share and 2,120,000 shares were $0.069 per share, for a total amount of $318,630.

During the year ended September 30, 2014, the Company issued 1,053,000 shares of its common stock for interest. The closing market price of the Company’s common stock on the respective dates of grant for 30,000 shares were $0.045 per share and the remaining 1,023,000 shares were $0.069 per share, for a total amount of $72,000.

During the year ended September 30, 2014, the Company issued 312,500 shares of its common stock for a warrant exercise. The shares were valued at $0.045, the closing market price of the Company’s common stock on the date of grant, in the amount of $14,063.

During the year ended September 30, 2014, the Company issued 920,000 shares of its common stock for compensation. The closing market price of the Company’s common stock on the date of grant for 460,000 shares were $0.025 per share and the remaining 460,000 shares were $0.069 per share, for a total amount of $43,240.

Common Stock Subscribed Not Issued:

During the year ended September 30, 2014, the Company agreed to issue shares of common stock that had not been issued to stockholders and accordingly, the unissued shares has been reflected as common stock subscribed but not issued in the accompanying consolidated balance sheet as of September 30, 2014. The shares were issued in October 2014.

Options and Warrants:

Stock Options

In October 2013, the Company issued 3,500,000 options as a signing bonus to its new CEO. The fair value of the Company's option grants was estimated at the date of grant using the Black-Scholes model with the following weighted average assumptions:

2014
Expected term (based upon historical experience)	5 years
Expected volatility	278.67%
Expected dividends	None
Risk free interest rate	0.43%

No options were exercised during the year ended September 30, 2014. The weighted-average grant date fair value of options granted during the year ended September 30, 2014 was $0.02 per share. For the year ended September 30, 2014, the Company recorded stock-based compensation expense related to stock options of $70,000 which is included in general and administrative expenses in the accompanying consolidated statement of operations. The Company had no unrecognized stock-based compensation expense for options outstanding as of September 30, 2014.

Information pertaining to options outstanding and exercisable at September 30, 2014 is as follows:

	Options Outstanding		Options Exercisable
Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (In Years)	Number of Shares	Weighted Average Remaining Contractual Life (In Years)
0.02	1,300,000	2.19	1,300,000	2.19
0.03	3,500,000	6.57	3,500,000	6.57
	4,800,000	8.76	4,800,000	8.76

Summary of the stock option plan during the year ended September 30, 2014 is as follows:

	Number of Shares	Weighted Average Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Options outstanding at October 1, 2013	3,300,000	0.03
Granted	3,500,000	0.02
Cancelled	(2,000,000)	0.03
Options outstanding and expected to vest at September 30, 2014	4,800,000	$0.02	$8.76	$21,000
Options exercisable at September 30, 2014	4,800,000	$0.02	$8.76	$21,000

Warrants

During the year ended September 30, 2014, the Company issued warrants to purchase 4,350,333 shares of the Company’s common stock of which 3,917,000 have an exercise price of $0.025 and 433,333 have an exercise price of $0.035 for consulting services. During the year ended September 30 2014, the Company expensed approximately $141,000 which is included in general and administrative expenses in the accompanying consolidated statements of operations. As of September 30, 2014, 4,475,333 remain outstanding and exercisable. The warrants expire through August 2016.

Summary of the warrant activity during the year ended September 30, 2014 is as follows:

	Shares of Common Stock Purchasable Upon Exercise of Warrants	Weighted Average Exercise Price per Share	Range of Exercise Prices
Outstanding at October 1, 2013	437,500	$0.03	$0.03
Issued	4,350,333	$0.03	$0.025 – 0.035
Exercised	(312,500)	$0.03	$0.03

Outstanding at September 30, 2014	4,475,333	$0.03	$0.03

The Company issued options and warrants during the year ended September 30, 2013. The following table sets for the outstanding options and warrants as of September 30, 2013:

	Options	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Outstanding as of 09/30/12:	-	$-	-	$-
Granted	5,000,000	-	562,500	0.03
Cancelled	1,700,000	-	-	-
Exercised	-	-	125,000	0.03
Outstanding as of 09/30/13:	3,300,000	$0.03	437,500	$0.03

As of September 30, 2013, the warrants expire in May of 2015 and the options expire in October of 2022.

9.	INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

	September 30, 2014	September 30, 2013
Deferred tax assets (liabilities):
Accruals and prepaids	$23,000	$-
Stock options and warrants	92,000	-
Operating loss carryforward	1,259,000	905,000
Total deferred tax assets	1,374,000	905,000
Valuation allowance	(1,374,000)	(905,000)
	$-	$-

The Company evaluates whether a valuation allowance should be established against its deferred tax assets based on the consideration of all available evidence using a "more likely than not" standard. In making such judgments, significant weight is given to evidence that can be objectively verified. As of September 30, 2014 and 2013, a valuation allowance of $1.4 million and $0.9 million, respectively, has been provided based on the Company's assessment that it is more likely than not, that sufficient taxable income will not be generated to realize the tax benefits of the temporary differences. The valuation allowance increased by approximately $469,000 between the periods of September 30, 2014 and 2013, primarily related to the increase in net operating loss carryforward.

At September 30, 2014, the Company has approximately $2.9 million of federal net operating loss carryforwards and approximately $2.9 million of state net operating loss carryforwards which begin to expire in 2030.

Utilization of the net operating loss (“NOL”) and tax credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended.  These ownership changes may limit the amount of NOL carryforwards that can be utilized annually to offset future taxable income.  The Company has not completed a study to assess whether an ownership change under IRC Section 382 has occurred or whether there have been multiple ownership changes since the Company's formation due to the complexity and cost associated with such a study, and the fact that there may be additional such ownership changes in the future.  If the Company has experienced an ownership change at any time since formation, utilization of the NOL and tax credit carryforwards would be subject to an annual limitation.  Any limitation may result in expiration of a portion of the NOL and tax credit carryforwards before utilization.  Further, until a study is completed and any limitation known, no amounts are being considered as an uncertain tax position or disclosed as an unrecognized tax benefit.  Due to the existence of the valuation allowance, future changes in the Company's unrecognized tax benefits will not impact its effective tax rate.  Any carryforwards that will expire prior to utilization as a result of such limitations will be removed from deferred tax assets with a corresponding reduction of the valuation allowance.

The Company's income tax provision consists of the following:

September 30, 2014
Current:
Federal	-
State	-
Current provision	-

Deferred:
Federal	366,957
State	102,532
Change in valuation allowance	(469,489)
Deferred provision	-

Provision	-

A reconciliation of income taxes computed by applying the statutory U.S. tax rate to the Company's loss before income taxes to the income tax provision is as follows:

September 30, 2014
Loss before tax	(337,746)
Meals & entertainment	796
Change in derivative liability	(30,006)
Federal valuation allowance	366,956
Total provision	-
Effective tax rate	0.00%

10.	DERIVATIVE LIABILITIES

We apply the accounting standard that provides guidance for determining whether an equity-linked financial instrument, or embedded feature, is indexed to an entity’s own stock. The standard applies to any freestanding financial instrument or embedded features that have the characteristics of a derivative, and to any freestanding financial instruments that are potentially settled in an entity’s own common stock.

During the year ended September 30 2014, the Company had an insufficient number of available shares of common stock to settle outstanding contracts. The Company estimates the fair value of stock options, stock warrants, and embedded conversion features related to the insufficient number of authorized shares to settle outstanding contracts using Black-Scholes.

Expected volatility is based primarily on historical volatility. Historical volatility was computed using weekly pricing observations for recent periods. We believe this method produces an estimate that is representative of our expectations of future volatility over the expected term of these warrants and embedded conversion features.

We currently have no reason to believe that future volatility over the expected remaining life of these options, warrants and embedded conversion features is likely to differ materially from historical volatility. The expected life is based on the remaining term of the options, warrants and embedded conversion features. The risk-free interest rate is based on one-year to five-year U.S. Treasury securities consistent with the remaining term of the options, warrants and embedded conversion features.

The following table presents our derivative liabilities which have no observable market data and are derived using Black-Scholes measured at fair value on a recurring basis, using Level 3 inputs, as of September 30:

2014

Annual dividend yield	-
Expected life (years)	0.25 – 7.75
Risk-free interest rate	0.13% – 2.37%
Expected volatility	248.98% – 265.92%

The following table presents the Company’s common stock equivalents measured at fair value on a recurring basis:

	# of Shares Convertible/ Exercisable	Level 3 Carrying Value September 30, 2014

Options outstanding	1,000,000	$30,000
Warrants outstanding	4,475,333	133,010
Convertible debt	5,083,333	50,833

Total	10,558,666	$213,843

Decrease in fair value		$88,254

During the year ended September 30, 2014, we recorded other income of $88,254 and are included in the change in fair value of derivative liabilities in the accompanying consolidated statements of operations.

11.	FAIR VALUE MEASUREMENTS

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

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of September 30, 2014:

	Level 1	Level 2	Level 3	Fair Value
Derivative liabilities	$-	$-	$213,843	$213,843

The following table provides a reconciliation of the beginning and ending balances for our liabilities measured at fair value using Level 3 inputs for the year ended September 30:

2014
Balance at October 1,	$—
Reclassification of equity to derivative liabilities due to insufficient authorized shares	302,097
Change in fair value	(88,254)
Balance at September 30,	$213,843

The Company did not elect the fair value option, as allowed, to account for financial assets and liabilities that were not previously carried at fair value. Therefore, material financial assets and liabilities that are not carried at fair value, such as trade accounts receivable and payable, are reported at their historical carrying values. We have no other assets or liabilities that are required to be measured at fair value on a recurring basis as of September 30, 2014.

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of September 30, 2013:

	Level 1	Level 2	Level 3	Fair Value
Cash	$7,857	$-	$-	$7,857
Accounts receivable	-	670	-	670
Accounts payable	-	91,249	-	91,249
Notes payable	-	217,985	-	217,985

12.	COMMITMENTS AND CONTINGENCIES

Lease Commitment

The Company leases its office space for payments of $1,460 - $1,820 per month through April 2015 and is currently month-to-month. The minimum future payments under the lease are $16,380 for the year ending September 30, 2015. For the years ended September 30, 2014 and 2013, rent expense was $19,475 and $30,445, respectively, and is included in general and administrative expenses in the accompanying consolidated statements of operations.

Legal Matters

In the normal course of business, the Company periodically becomes involved in litigation. As of September 30, 2014, in the opinion of management, the Company had no pending litigation that would have a material adverse effect on the Company's consolidated financial position, results of operations, or cash flows.

Indemnities and Guarantees

The Company has made certain indemnities and guarantees, under which it may be required to make payments to a guaranteed or indemnified party, in relation to certain actions or transactions. The Company indemnifies its directors, officers, employees and agents, as permitted under the laws of the State of Nevada. In connection with its facility leases, the Company has agreed to indemnify its lessors for certain claims arising from the use of the facilities. The duration of the guarantees and indemnities varies, and is generally tied to the life of the agreement. These guarantees and indemnities do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. Historically, the Company has not been obligated nor incurred any payments for these obligations and, therefore, no liabilities have been recorded for these indemnities and guarantees in the accompanying consolidated balance sheets.

13.	RELATED PARTY TRANSACTIONS

During the year ended September 30, 2014, the Company paid Chamberlain Capital Partners (“Chamberlain”) a company owned by Jack Lennon, then president, approximately $14,000 in compensation for consulting work. Chamberlain received cash receipts for $10,500 for sales of UV Flu product and $23,000 was paid to Chamberlain for consulting expenses related to UV Flu. As of September 30, 2014, the accounts payable to Chamberlain is $16,000.

During the year ended September 30, 2013, the Company paid Chamberlain for Mr. Lennon’s services and also reimbursed Chamberlain for the President’s health insurance and for miscellaneous office expenses. During the year ended September 30, 2013, the Company paid Chamberlain approximately $78,000 in compensation for the President’s services, and approximately $15,000 in reimbursements for health insurance and miscellaneous office expenses. As of September 30, 2013, the accounts payable to Chamberlain is $9,124.

14.	SUBSEQUENT EVENTS

On October 15, 2014, the Company amended its Articles of Incorporation to increase its number of authorized shares of common stock from 75,000,000 to 150,000,000.

From October 1, 2014 through the filing date of this Annual Report, the Company issued a total of 3,603,000 shares of common stock for gross proceeds of $80,635.

