Form 10-Q
period 2014-12-31
UV FLU TECHNOLOGIES INC
filed 2015-11-02
CIK 1385310

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2014

or

	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________.to _______________.

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

Securities registered pursuant to Section 12(g) of the Act:   Common Stock

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  No  X

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes X No 

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer 	Accelerated filer 

Non-accelerated filer  (Do not check if a smaller reporting company)	Smaller reporting company X

Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes     No    X

As of October 21, 2015, there were 84,968,333 shares of the Registrant's common stock outstanding at par value of $0.001 per share.

UV FLU TECHNOLOGIES, INC.

FORM 10-Q

December 31, 2014

INDEX

PART I—FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements.

UV FLU TECHNOLOGIES, INC

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2014	2014
ASSETS	(Unaudited)
Current assets:
Cash	$117	$4,748
Accounts receivable	30,879	-
Inventories	138,854	170,891
Prepaid expenses and other current assets	90,516	7,547
Total current assets	260,366	183,186
Property and equipment, net	35,703	40,578
Total assets	$296,069	$223,764
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$748,483	$385,321
Derivative liabilities	-	213,843
Debt obligations	314,777	315,140
Total liabilities	1,063,260	914,304
Stockholders' deficit:
Common stock, par value $0.001 per share, 150,000,000 and 75,000,000 shares authorized, and	75,108	73,908
75,107,263 and 73,907,263 shares outstanding at December 31, 2014 and September 30, 2014, respectively
Common stock subscribed but unissued	83,594	30,000
Additional paid-in capital	3,717,119	3,511,349
Accumulated deficit	(4,643,012)	(4,305,797)
Total stockholders' deficit	(767,191)	(690,540)
Total liabilities and stockholders' deficit	$296,069	$223,764

See accompanying notes to the condensed consolidated financial statements

UV FLU TECHNOLOGIES, INC

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended December 31,
	2014	2013
Sales	$34,533	$18,924
Cost of sales	24,902	17,586
Gross profit	9,631	1,338

Operating expenses:
General and administrative	373,066	302,754
Depreciation	4,875	-
Total operating expenses	377,941	302,754
Loss from operations	(368,310)	(301,416)

Other income (expense):
Interest expense	(12,408)	(14,931)
Change in fair value of derivative liabilities	43,503	-
Total other income (expense), net	31,095	(14,931)

Net loss	$(337,215)	$(316,347)

Net loss per share - basic and diluted	$(0.00)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted	75,068,133	61,651,214

See accompanying notes to the condensed consolidated financial statements

UV FLU TECHNOLOGIES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended December 31,
CASH FLOWS FROM OPERATING ACTIVITIES:	2014	2013
Net loss	$(337,215)	$(316,347)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,875	-
Stock-based compensation expense	6,630	81,500
Stock issued for services and interest	-	81,200
Change in fair value of derivative liabilities	(43,503)	-
Change in operating assets and liabilities:
Accounts receivable	(30,879)	(3,609)
Inventories	32,037	12,785
Prepaid expenses and other current assets	625	13,745
Accounts payable and accrued expenses	363,162	4,311
Net cash used in operating activities	(4,268)	(126,415)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on debt obligations	(363)	(1,086)
Proceeds from debt obligations	-	5,000
Proceeds from exercise of options	-	9,375
Proceeds from sale of common stock	-	132,850
Net cash (used in) provided by financing activities	(363)	146,139

Net change in cash	(4,631)	19,724
Cash, beginning of period	4,748	7,857
Cash, end of period	$117	$27,581

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$1,581
Cash paid for income taxes	$-	$-

Supplemental disclosures of non-cash financial activities:
Stock subscribed but unissued	$83,594	$-
Reclassification of derivative liabilities to equity	$170,340	$-
Issuance of previously subscribed common stock	$30,000	$-

See accompanying notes to the condensed consolidated financial statements

UV FLU TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.     DESCRIPTION OF BUSINESS

UV Flu Technologies, Inc. (referred to herein as “Company” “we”, “us”, “our” and similar terms) was incorporated as Northwest Chariots Incorporated in the State of Nevada, United States of America, on April 4, 2006.  On November 12, 2009, the Company changed its name from Northwest Chariots Incorporated to UV Flu Technologies, Inc. (“UV Flu”).  The Company’s fiscal year end is September 30. We acquired our subsidiary, RxAir Industries, LLC (“RxAir”), on January 31, 2011.

2.

GOING CONCERN

The Company’s unaudited condensed consolidated financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has had recurring losses from operations, has negative operating cash flows during the period ended December 31, 2014 and has an accumulated deficit of ($4,643,012) as of December 31, 2014. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease or reduce its operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. The Company will need to continue to raise funds through the sale of its equity securities to obtain additional operating capital. The Company is dependent upon its ability, and will continue to attempt, to secure additional equity and/or debt financing until the Company can earn revenue and realize positive cash flow from its operations. There are no assurances that the Company will be successful in earning revenue and realizing positive cash flow from its operations. Without sufficient financing it is unlikely that the Company will continue as a going concern. These condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

3.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed consolidated financial statements of the Company presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and do not include all of the information and footnotes required by GAAP. These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto included in our Report on Form 10-K for our fiscal year ended September 30, 2014.

In the opinion of management, the interim condensed consolidated financial statements reflect all adjustments of a normal recurring nature necessary for a fair presentation of the results for the interim period presented.  Operating results for the three-month period ended December 31, 2014 are not necessarily indicative of the results that may be expected for the year ended September 30, 2015.

Principles of Consolidation

The unaudited condensed consolidated financial statements contain the accounts and activities of UV Flu and RxAir. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of net sales and expenses during the reporting period. By their nature, these estimates and assumptions are subject to an inherent degree of uncertainty.  Significant estimates made by management include, among others, provisions for uncollectible receivables, valuation of inventories, fair value of financial instruments, recoverability of long-lived assets, valuation of stock-based transactions and realization of deferred tax assets. The Company bases its estimates on historical experience, knowledge of current conditions and the Company’s belief of what could occur in the future considering available information. The Company reviews its estimates on an on-going basis. The actual results experienced by the Company may differ materially and adversely from its estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

UV FLU TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Revenue Recognition

The Company recognizes revenue when earned and related costs of sales and expenses when incurred. The Company recognizes revenue in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 605. ASC Topic 605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectability is reasonably assured. Cost of revenue consists of the cost of the purchased goods and labor related to the corresponding sales transaction. When a right of return exists, the Company defers revenues until the right of return expires. Revenues are recognized only when the Company has transferred to the customer the significant risk and rewards of ownership of the goods, title to the products transfers, the amount is fixed and determinable, evidence of an agreement exists, there is reasonable assurance of collection of the sales proceeds, the Company has no future obligations, and the customer bears the risk of loss.  This occurs at the time of shipment (FOB shipping point) of the products from the Company’s warehouse and an invoice is prepared. There are no rights of return and exchange is allowed only on defective products. Recognition of revenue is not affected as the right of exchange results in new units being shipped to the customer once defective units have been received by the company and verified as defective.

Fair Value of Financial Instruments

The Company’s financial instruments consist principally of cash, accounts receivable, accounts payable and accrued expenses, derivative liabilities and debt instruments.  The Company believes that the carrying values of all financial instruments, other than derivative liabilities, approximate their current fair values due to their nature and respective durations. See Note 11 for discussion of fair value of the derivative liabilities.

Credit Risks

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits and accounts receivable. Cash deposits at each financial institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. The Company does not have funds in excess of the FDIC insured limits.

The Company’s trade accounts receivable are primarily derived from sales to one customer. The Company performs credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary, but generally requires no collateral. The Company believes that the concentration of credit risk in its trade receivables is moderated by its credit evaluation process, relatively short collection terms and the high level of credit worthiness of its customers.  Reserves are maintained for potential credit losses, and such losses historically have not been significant and have been within management’s expectations.

Concentrations

The Company’s accounts receivable as of December 31, 2014 was concentrated with one customer, representing 100% of gross receivables. A significant reduction in sales to, or the inability to collect receivables from, a significant customer could have a material adverse impact on the Company.

For the three months ended December 31, 2014, one customer made up 85% of our sales. For the three months ended December 31, 2013, no customer represented more than 10% of our sales.

Inventories

Inventories are stated at the lower of cost or market, with cost being determined using the first-in first-out method all of which are classified as finished goods.

Property and Equipment

Property and equipment are recorded at cost. Expenditures for major additions and improvements are capitalized and minor replacements, maintenance, and repairs are charged to expense as incurred. When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes.  The estimated useful live for equipment is five years.

The Company reviews the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual

UV FLU TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors. Based on this assessment there were no impairments needed as of December 31, 2014.

Derivative Liabilities

The Company evaluates stock options, stock warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under the relevant sections of FASB ASC Topic 815-40, Derivative Instruments and Hedging: Contracts in Entity’s Own Equity. The result of this accounting treatment could be that the fair value of a financial instrument is classified as a derivative instrument and is marked-to-market at each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the consolidated statements of operations as other income or other expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Financial instruments that are initially classified as equity that become subject to reclassification under ASC Topic 815-40 are reclassified to a liability account at the fair value of the instrument on the reclassification date.

As of September 30, 2014 and through October 15, 2014, certain of the Company’s stock options, stock warrants and convertible debt were accounted for as derivative liabilities due to the insufficient authorized shares to settle outstanding contracts. The Company estimated the fair value of these stock options, stock warrants and embedded conversion features using the Black-Scholes-Merton option pricing model (“Black-Scholes”).

On October 15, 2014, the Company declared an increase in its authorized common shares (See Note 9) sufficient to cover the shortfall discussed above.

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

Stock-based compensation expense recognized during a period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest and is amortized under the straight-line attribution method. As stock-based compensation expense recognized in the accompanying condensed consolidated statements of operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. The fair value method requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company estimates forfeitures based on historical experience. Changes to the estimated forfeiture rate are accounted for as a cumulative effect of change in the period the change occurred.

Advertising

Advertising costs are expensed as incurred. Advertising costs for the three months ended December 31, 2014 and 2013 were $63,672 and $11,454, respectively.  These costs were included in general and administrative expenses.

UV FLU TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company recognizes any uncertain income tax positions on income tax returns at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. There is no unrecognized tax benefits included in the condensed consolidated balance sheet that would, if recognized, affect the effective tax rate.

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had $0 accrued for interest and penalties on each of the Company’s consolidated balance sheets at December 31, 2014 and September 30, 2014.

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

Recent Accounting Pronouncements

In May 2014, the FASB and the International Accounting Standards Board jointly issued ASU No. 2014-09, Revenue from Contracts with Customers, which clarifies the principles for recognizing revenue and develops a common revenue standard for GAAP and International Financial Reporting Standards. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. On July 9, 2015, the FASB approved amendments deferring the effective date by one year to December 15, 2017 for annual reporting periods beginning after that date and permitting early adoption of the standard, but not before the original effective date for reporting periods beginning after December 15, 2016. The Company has not selected a transition method and management has not yet selected a transition method and is currently assessing the impact the adoption of ASU 2014-09 will have on its consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statement-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern, which provides guidance under GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. In doing so, the amendments should reduce diversity in the timing and content of footnote disclosures. The ASU is effective for all entities and for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early adoption is permitted. The adoption of ASU No. 2014-15 is not expected to have a significant impact on the Company’s consolidated financial statements and related disclosures.

4.

PREPAID EXPENSES AND OTHER CURRENT ASSETS

The Company had $90,516 and $7,547 in prepaid expenses and other current assets as of December 31, 2014 and September 30, 2014, respectively. The balance as of December 31, 2014 consisted of common stock subscriptions receivable of $83,594, prepaid insurance of $2,542 and deposits of $4,380. The balance as of September 30, 2014 consists of prepaid insurance of $3,167 and deposits of $4,380. The Company expects to use all the prepaid expenses and other current assets within the next year.

UV FLU TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.      PROPERTY AND EQUIPMENT

Property and equipment consisted of tooling and office equipment amounting to $48,888 as of December 31, 2014 and September 30, 2014. Accumulated depreciation on these assets were $13,185 and $8,310 as of December 31, 2014 and September 30, 2014, respectively. Depreciation expense for property and equipment for the three months ended December 31, 2014 and 2013 amounted to $4,875 and $0 respectively.

6.

ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	(Unaudited)
	December 31,	September 30,
	2014	2014
Accounts payable	$346,357	$264,415
Accrued stock payable	215,160	10,000
Accrued expenses	166,236	90,306
Accrued payroll	20,730	20,600
Total accounts payable and accrued expenses	$748,483	$385,321

On December 16, 2014, the Board of Directors approved the issuance of an aggregate of 6,166,219 shares of common stock to an employee and consultants for services provided.  The shares of common stock were valued at $0.0224 per share which was based on the 5-day average closing price prior to January 2, 2015. The aggregate estimated fair value of $138,000 was included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet as of December 31, 2014. All of these shares were issued on January 19, 2015.

On December 16, 2014, the Board of Directors approved the issuance of an aggregate of 2,300,000 shares of common stock to consultants for services provided.  The shares of common stock were valued at $0.0292 per share which was based on the closing stock price on December 16, 2014. The estimated fair value of $67,160 was included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet as of December 31, 2014. All of these shares were issued on January 19, 2015.

7.

DEBT OBLIGATIONS

The Company has a note payable which is due in 60 monthly installments of $489.  The note matured in September 2014.  As of December 31, 2014, and September 30, 2014, the balance due on this note is $3,277 and $3,640 respectively, of which all is current.

In August 2012, the Company borrowed $20,000.  The note was originally due on December 21, 2012 but was extended to January 24, 2014. As part of the extension, the Company agreed to move $5,000 of accrued interest into the balance of the note and drop the interest rate to 1% per month. As of December 31, 2014 and September 30, 2014, the balance of the note is $25,000.

During the year ended September 30, 2012, the Company borrowed $70,000.  The loan was payable on demand.  The note was convertible at an amount that was less than the fair market value of the stock on the date the note was executed. This beneficial conversion feature was calculated at $25,714 and was amortized into interest expense immediately since the note was a demand note. During January 2013, the Company borrowed an additional $15,000 from the same entity and consolidated that and the previous $70,000 in loans into one promissory note in the amount of $85,000. The note was originally due in January 2014 but was extended to January 2015.  The note is convertible at $0.04 per share and bears interest at 12% per annum if interest is paid in cash and 24% per annum if interest is paid in stock. The Company has the option to pay interest in shares of common stock at $0.04 per share.  As of December 31, 2014, and September 30, 2014, the balance on this note is $85,000.

In July 2013, the Company borrowed $10,000.  The note was due in July 2014, has an interest rate of 24% per annum if interest is paid in cash and 48% per annum if interest is paid in stock.  The note is convertible at $0.04 per share. The Company has the option to pay interest on this note in stock at $0.04 per share.  As of December 31, 2014, and September 30, 2014, the balance on this note is $10,000.

UV FLU TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In July 2013, the Company borrowed $10,000.  The note was due in July 2014, has an interest rate of 24% per annum if interest is paid in cash and 48% per annum if interest is paid in stock.  The note is convertible at $0.04 per share. The Company has the option to pay interest on this note in stock at $0.04 per share.  As of December 31, 2014, and September 30, 2014, the balance on this note is $10,000.

In September 2013, the Company borrowed $5,000.  The note was due in September 2014, has an interest rate of 24% per annum if interest is paid in cash and 48% per annum if interest is paid in stock.  The note is convertible at $0.04 per share. The Company has the option to pay interest on this note in stock at $0.04 per share.  As of December 31, 2014, and September 30, 2014, the balance on this note is $5,000.

In May 2013, the Company borrowed $15,000.  The note was originally due in November 2013 but was extended to May 2014.  The note has an interest rate of 24% per annum if interest is paid in cash and 48% per annum if interest is paid in stock.  The note was originally convertible at $0.04 per share but the conversion price was changed to $0.03 per share when it was extended. The Company has the option to pay interest on this note in stock at $0.04 per share.  As of December 31, 2014, and September 30, 2014, the balance on this note is $15,000.  As part of the extension, the Company agreed to pay a penalty of 30,000 shares of common stock for every month the loan and interest is in arrears. The estimated fair value of the shares of common stock as of December 31, 2014 is $2,241 and is included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet.

In April 2013, the Company borrowed $20,000.  The note was due in October 2014, has an interest rate of 12% per annum if interest is paid in cash and 24% per annum if interest is paid in stock.  The note is convertible at $0.05 per share. The Company has the option to pay interest on this note in stock at $0.05 per share.  As of December 31, 2014, and September 30, 2014, the balance on this note is $20,000.

In March 2013, the Company borrowed $15,000.  The note was due in September of 2014, has an interest rate of 12% per annum if interest is paid in cash and 24% per annum if interest is paid in stock.  The note and is convertible at $0.04 per share. The Company has the option to pay interest on this note in stock at $0.04 per share.  As of December 31, 2014, and September 30, 2014, the balance on this note is $15,000.

In April 2013, the Company borrowed $30,000.  The note was due in October 2014, has an interest rate of 12% per annum if interest is paid in cash and 24% per annum if interest is paid in stock.  The note is convertible at $0.05 per share. The Company has the option to pay interest on this note in stock at $0.05 per share.  As of December 31, 2014, and September 30, 2014, the balance on this note is $30,000.

In October 2013, the Company borrowed $5,000. This note was due in August 2014, has an interest rate of 24% per annum if interest is paid in cash and 48% per annum if interest is paid in stock. The note is convertible at $0.04 per share. The Company has the option to pay interest on this note in stock at $0.04 per share. As of December 31, 2014, and September 30, 2014, the balance on this note is $5,000.

In January 2014, the Company borrowed $10,000. This note was due in February 2015, has an interest rate of 12% per annum if interest is paid in cash and 24% per annum if interest is paid in stock. The note is convertible at $0.03 per share. The Company has the option to pay interest on this note in stock at $0.03 per share. As of December 31, 2014, and September 30, 2014, the balance on this note is $10,000.

In May 2014, the Company borrowed $30,000. This note was due in May 2015 and has an interest rate of 4% per annum. As of December 31, 2014, and September 30, 2014, the balance on this note is $30,000.

In June 2014, the Company borrowed $30,000. This note was due in June 2015 and has an interest rate of 4% per annum. As of December 31, 2014, and September 30, 2014, the balance on this note is $30,000.

In July 2014, the Company borrowed $21,500. This note was due in July 2015 and has an interest rate of 4% per annum. As of December 31, 2014, and September 30, 2014, the balance on this note it $21,500.

During the three months ended December 31, 2014, and 2013, no debt or payables were converted to common stock or forgiven.

As of December 31, 2014, a number of the outstanding debt obligation balances were delinquent and are classified as current in the accompanying consolidated balance sheet.

As of December 31, 2014, total notes payable were $314,777, all of which is current. Interest expense related to the above notes payable was $12,408 and $14,931 for the three months ended December 31, 2014, and 2013, respectively. Accrued interest related to

UV FLU TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

the above notes payable was $34,287 and $22,006 as of December 31, 2014 and September 30, 2014, respectively, included in accounts payable and accrued expenses.

8.

INCOME TAXES

The Company had net operating loss carryforwards (“NOLs”) as of December 31, 2014 and September 30, 2014, portions of which are expiring at various years through 2034. The Company may be able to utilize its NOLs to reduce future federal and state income tax liabilities. However, these NOLs are subject to various limitations under Internal Revenue Code (“IRC”) Section 382. IRC Section 382 limits the use of NOLs to the extent there has been an ownership change of more than 50 percentage points. In addition, the NOL carryforwards are subject to examination by the taxing authority and could be adjusted or disallowed due to such exams. Although the Company has not undergone an IRC Section 382 analysis, it is possible that the utilization of the NOLs could be significantly limited. No provision for income taxes has been recorded during the three months ended December 31, 2014 and 2013, due to the losses incurred.

9.

STOCKHOLDERS’ DEFICIT

Common Stock:

On October 15, 2014, the Company filed a certificate of amendment to Articles of Incorporation to increase the authorized shares of common stock from 75,000,000 to 150,000,000 shares with par value of $0.001 per share.

In October 2014, the Company issued 1,200,000 shares of common stock as compensation for a total expense of $30,000. These shares were previously classified as common stock subscribed but unissued on the condensed consolidated balance sheet as of September 30, 2014.

Common Stock Subscribed Not Issued:

During the three months ended December 31, 2014, the Company agreed to issue 4,644,111 shares of common stock valued at $83,594 that had not been issued to stockholders and accordingly, the unissued shares have been reflected as common stock subscribed but unissued in the accompanying condensed consolidated balance sheet as of December 31, 2014. The shares of common stock were issued in January 19, 2015.

Options and Warrants:

In December 2014, the Company granted a two-year warrant to purchase up to 433,333 shares of common stock at an exercise price of $0.035 per share to a consultant for services provided. The warrant was valued at $6,630 using Black-Scholes using the following inputs; strike price = $0.035, stock price = $0.025, term = 2 years, volatility = 136.98%, risk free interest rate of 0.58% and dividend rate of 0%. This amount was expensed as stock-based compensation on the date of grant.

The following table sets forth the outstanding options and warrants as of December 31, 2014:

		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Options	Price	Warrants	Price
Outstanding as of October 1, 2014	4,800,000	$0.02	4,042,000	$0.030
Granted	-	-	433,333	0.035
Cancelled	-	-	-	-
Exercised	-	-	-	-
Outstanding as of December 31, 2014	4,800,000	$0.02	4,475,333	$0.030

No options were granted or exercised during the three months ended December 31, 2014.

No warrants were exercised during the three months ended December 31, 2014.

As of December 31, 2014, the warrants expire through December 2017 and the options expire through October 2022.

UV FLU TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

At September 30, 2014 and through October 15, 2014, the Company had an insufficient number of available shares of common stock to settle outstanding contracts. The Company estimates the fair value of stock options, stock warrants, and embedded conversion features related to the insufficient number of authorized shares to settle outstanding contracts using Black-Scholes.

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

The following table presents the inputs used to value our derivative liabilities as of September 30, 2014 and October 15, 2014, which have no observable market data and are derived using Black-Scholes measured at fair value on a recurring basis, using Level 3 inputs.

	October 15,	September 30,
	2014	2014
Annual dividend yield	-	-
Expected life (years)	0.25 – 7.25	0.25 – 7.75
Risk-free interest rate	0.10% – 1.80%	0.13% – 2.37%
Expected volatility	212.83% – 265.72%	248.98% – 265.92%

As a result of the increase in the authorized shares of common stock (see Note 9), the Company reclassified the fair value of the derivative liabilities to equity on October 15, 2014. The derivative liabilities balance was $0 and $213,843 as of December 31, 2014 and September 30, 2014, respectively.

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

UV FLU TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of September 30, 2014:

	Level 1	Level 2	Level 3	Fair Value
Derivative liabilities	$ -	$ -	$ 213,843	$ 213,843

The following table provides a reconciliation of the beginning and ending balances for our liabilities measured at fair value using Level 3 inputs.

2014
Balance at October 1, 2014	$213,843
Change in fair value	(43,503)
Reclassification of derivative liabilities to equity	(170,340)
Balance at December 31, 2014	$-

The Company did not elect the fair value option, as allowed, to account for financial assets and liabilities that were not previously carried at fair value. Therefore, material financial assets and liabilities that are not carried at fair value, such as trade accounts receivable and payable, are reported at their historical carrying values. We have no other assets or liabilities that are required to be measured at fair value on a recurring basis as of December 31, 2014.

12.

COMMITMENTS AND CONTINGENCIES

Lease Commitment

The Company leases its office space for payments of $1,460 - $1,820 per month through April 2015 and is currently month-to-month.

Legal Matters

In the normal course of business, the Company periodically becomes involved in litigation. As of December 31, 2014, in the opinion of management, the Company had no pending litigation that would have a material adverse effect on the Company's condensed consolidated financial position, results of operations, or cash flows.

Indemnities and Guarantees

The Company has made certain indemnities and guarantees, under which it may be required to make payments to a guaranteed or indemnified party, in relation to certain actions or transactions. The Company indemnifies its directors, officers, employees and agents, as permitted under the laws of the State of Nevada. In connection with its facility leases, the Company has agreed to indemnify its lessors for certain claims arising from the use of the facilities. The duration of the guarantees and indemnities varies, and is generally tied to the life of the agreement. These guarantees and indemnities do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. Historically, the Company has not been obligated nor incurred any payments for these obligations and, therefore, no liabilities have been recorded for these indemnities and guarantees in the accompanying condensed consolidated balance sheets.

13.

RELATED PARTY TRANSACTIONS

During the three months ended December 31, 2013, the Company paid Chamberlain Capital Partners (“Chamberlain”), a company owned by Jack Lennon, then president of the Company, approximately $6,000 in compensation and accrued another $7,000 in compensation for services. As of December 31, 2014 and September 30, 2014, the accounts payable balance due to Chamberlain is $10,000 and $16,000 respectively.

UV FLU TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14.

SUBSEQUENT EVENTS

The Company has evaluated subsequent events through filing date of this Form 10-Q, and have determined that no subsequent events have occurred that would require recognition in the condensed consolidated financial statements or disclosure in the notes thereto other then as discussed herein and in the accompanying notes.

From January 1, 2015 through the filing date of this Form 10-Q, the Company issued a total of 8,980,070 shares of common stock for services that were included in accounts payable and accrued expenses as of December 31, 2014.

From January 1, 2015 through the filing date of this Form 10-Q, the Company issued a total of 881,000 shares of common stock to settle accrued interest that were included in accounts payable and accrued expenses as of December 31, 2014.

From January 1, 2015 through the filing date of this Form 10-Q, the Company agreed to issue 15,941,176 shares of common stock valued at $271,000 in connection with stock subscription agreements. The shares of common stock were not issued as of the date of filing this Form 10-Q.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

 The following discussion and analysis provides information to explain our results of operations and financial condition. You should also read our unaudited interim condensed consolidated financial statements and their notes included in this Form 10-Q, and our audited consolidated financial statements and their notes, Risk Factors and other information included in our Annual Report on Form 10-K for the year ended September 30, 2014. This report contains forward-looking statements. Forward-looking statements within this Form 10-Q are identified by words such as “believes,” “anticipates,” “expects,” “intends,” “may,” “will” “plans” and other similar expressions, however, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements are subject to significant risks, uncertainties and other factors, which may cause actual results to differ materially from those expressed in, or implied by, these forward-looking statements. Except as expressly required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements to reflect events, circumstances or developments occurring subsequent to the filing of this Form 10-Q with the U.S. Securities and Exchange Commission and you should not place undue reliance on these forward-looking statements. You should carefully review and consider the various disclosures the Company makes in this report and our other reports filed with the U.S. Securities and Exchange Commission that attempt to advise interested parties of the risks, uncertainties and other factors that may affect our business.

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

Effective November 15, 2009, we acquired AmAirapure Inc.’s air purification technology, product, inventory, and certain equipment pursuant to an Asset Purchase Agreement with AmAirapure, Inc.  We issued 15,000,000 shares of our common stock to shareholders of AmAirapure in connection with the asset acquisition.  Additionally, on November 25, 2009, we entered into a Distribution Agreement with Puravair Distributors LLC (“Puravair”) where we appointed Puravair as our exclusive master distributor for our Viratech UV-400 product and our other products for the professional, medical, and commercial markets in the U.S. and Canada.  On September 30, 2010, we terminated our Distribution Agreement with Puravair and began adding new distributors, which totaled six as of December 31, 2014.

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

On January 31, 2011, we entered into and completed our Acquisition of RxAir pursuant to the Acquisition Agreement, dated January 31, 2011, by the Company, and Red Oak, as the sole shareholder of RxAir.  At the closing of the Acquisition, RxAir became a wholly-owned subsidiary of the Company.

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

Results of Operations

The following discussion of the financial condition, results of operations, cash flows and changes in our financial position should be read in conjunction with our audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2014 filed on June 25, 2015.

Three months ended December 31, 2014 as compared to the three months ended December 31, 2013

Sales

During the three months ended December 31, 2014, we recognized gross revenue of $34,533 as compared to $18,924 for the three months ended December 31, 2013.

The increase is primarily related to the national introduction of the UV-400 through a major marketing company, which had been anticipated to begin in the first quarter of 2013 but was delayed. The Company had signed a limited exclusivity agreement which was in effect during the test period, which ended in February 2014.  The 2013 results do not fully reflect the strides the Company has made in building a platform for significant growth. The Company has decided to split its marketing efforts into 4 major areas:

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

The Medical space, we are pursuing through our RX Air platform, which has an installed base of almost 600 hospitals worldwide. We plan to seek hospitals as customers through added distributors, both domestically, as well as internationally, while also contacting all of our current customers. We are also planning on adding national distributors that sell into this space.

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

We have designed a lower cost unit for the residential marketplace, that we feel will be the best product in the market, and will incorporate our technology with an advanced filter medium. We believe the demand for that product internationally could increase.

Gross Profit

Gross profit was $9,631 and $1,338 for the three months ended December 31, 2014 and 2013, respectively. Our cost of sales is primarily comprised of the direct cost of inventory. Our gross profit has increased in the three months ended December 31, 2014 compared to the same period in 2013 due to the increase in our total sales.

General and Administrative Expenses

During the three months ended December 31, 2014, the Company incurred general and administrative expenses of $373,066 as compared to $302,754 for the three months ended December 31, 2013 as shown below:

	3 months ended
	December 31, 2014	December 31, 2013
Marketing	$63,672	$11,454
Office and administration	222,262	186,543
Professional and consulting fees	87,132	104,757
Total	$373,066	$302,754

General and administrative expenses increased by $70,312 from $302,754 for the three months ended December 31, 2013 to $373,066 for the three months ended December 31, 2014. The increase was the result of an increase in marketing expense primarily related to the development of a new website and the rebranding effort from UV Flu to RxAir. The increase is also attributable to an increase in office and administrative expenses primarily related to the increase in salary expense of the Chief Financial Officer in the current period as a result of the transition from the former president. Such increases were offset by a decrease in professional and consulting expenses as a result of the reduction of our demand for outside services.

Other Income (Expenses), net

The change in other income (expense) net, during the current period is due to the $14,931 of interest expense for the three months ended December 31, 2013 compared to the interest expense of $12,408 and gain on change in fair value of derivative liabilities of $43,503 for the three months ended December 31, 2014.

Net Loss

For the three months ended December 31, 2014 and December 31, 2013, we incurred a net loss of $337,215 and $316,347 respectively.

Liquidity and Capital Resources

As of December 31, 2014, we had cash of $117, and negative working capital of $(802,894). In order to survive, we are dependent on increasing our sales volume.  Additionally, we plan to continue further financings and believe that this will provide sufficient working capital to fund our operations for at least the next 12 months.  Changes in our operating plans, increased expenses, additional acquisitions, or other events may cause us to seek additional equity or debt financing in the future.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the three months ended December 31, 2014 and 2013:

	For the three months ended
	December 31, 2014	December 31, 2013

Net cash used in operating activities	$(4,268)	$(126,415)
Net cash used in investing activities	-	-
Net cash (used in) provided by financing activities	(363)	146,139
Net change in cash	(4,631)	19,724
Cash, beginning	4,748	7,857
Cash, ending	$117	$27,581

We anticipate that our cash requirements will be significant in the near term due to contemplated development, purchasing, marketing and sales of our air purification technologies and products.  Accordingly, we expect to continue to raise capital through share offering and sales to fund current operations.

Off-Balance Sheet Arrangements

None.

Capital Expenditures

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide this information.

 Item 4. Controls and Procedures.

Under the supervision of and with the participation of our management, including the Company’s Principal Executive Officer/Principal Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our Principal Executive Officer /Principal Financial Officer concluded that our disclosure controls and procedures were not effective.

During the three months ended December 31, 2014, management determined that we had material weaknesses relating to the segregation of duties within our accounting functions and our quarterly and annual financial close processes. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Because these material weaknesses as to internal control over financial reporting also bear upon our disclosure controls and procedures, our Principal Executive Officer /Principal Financial Officer is unable to conclude that our disclosure controls and procedures were effective.

Despite the conclusion that disclosure controls and procedures were not effective as of the end of the period covered by this report, the Principal Executive Officer /Principal Financial Officer believes that the consolidated financial statements and other information contained in this quarterly report present fairly, in all material respects, our business, financial condition and results of operations.

  Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the period covered by this report that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

We are currently taking steps to both remedy the material weaknesses described above and facilitate our management’s assessment of internal control over financial reporting in accordance with the Sarbanes-Oxley Act and Commission rules. Our planned steps include:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended December 31, 2014, the Company issued 1,200,000 shares of its common stock for compensation for services rendered during the year ended September 30, 2014. The shares were classified as stock subscribed but unissued as of September 30, 2014.

No underwriters were involved in any of the issuances provided in this Item 2. The shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Act”) because the individuals either represented that they were “accredited investors” as such term is defined in the rules and regulations promulgated under the Securities Act or were employees of the Company and were in possession of the information that registration of the securities would provide them. The sale of the securities did not involve any form of general solicitation or general advertising.

Item 3. Defaults Upon Senior Securities.

None.

 Item 4. Mine Safety Disclosures.

None.

 Item 5. Other Information.

None

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

UV FLU TECHNOLOGIES, INC

Date: November 2, 2015	By:	/s/ Michael S. Ross
	Name:	Michael S. Ross
	Title:	President, Chief Executive Officer and Chief Financial Officer