Form 10-Q
period 2015-03-31
UV FLU TECHNOLOGIES INC
filed 2015-11-02
CIK 1385310

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2015

or

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

UV FLU TECHNOLOGIES, INC.

FORM 10-Q

March 31, 2015

INDEX

PART I—FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements.

UV FLU TECHNOLOGIES, INC

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2015	2014
ASSETS	(Unaudited)
Current assets:
Cash	$2,554	$4,748
Accounts receivable, net	51,856	-
Inventories	80,621	170,891
Prepaid expenses and other current assets	292,655	7,547
Total current assets	427,686	183,186
Property and equipment, net	33,686	40,578
Total assets	$461,372	$223,764
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$604,636	$385,321
Derivative liabilities	-	213,843
Debt obligations	314,777	315,140
Total liabilities	919,413	914,304
Stockholders' deficit:
Common stock, par value $0.001 per share, 150,000,000 and 75,000,000 shares authorized, and	84,968	73,908
84,968,333 and 73,907,263 shares outstanding at March 31, 2015 and September 30, 2014, respectively
Common stock subscribed but unissued	282,594	30,000
Additional paid-in capital	3,964,409	3,511,349
Accumulated deficit	(4,790,012)	(4,305,797)
Total stockholders' deficit	(458,041)	(690,540)
Total liabilities and stockholders' deficit	$461,372	$223,764

See accompanying notes to the condensed consolidated financial statements

UV FLU TECHNOLOGIES, INC

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended March 31,
	2015	2014
Net sales	$65,860	$59,473
Cost of sales	49,638	59,945
Gross profit (loss)	16,222	(472)

Operating expenses:
General and administrative	134,478	116,842
Depreciation	2,017	-
Total operating expenses	136,495	116,842
Loss from operations	(120,273)	(117,314)

Other expense:
Interest expense	(26,727)	(14,131)
Total other expense	(26,727)	(14,131)

Net loss	$(147,000)	$(131,445)

Net loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	82,886,552	69,196,346

See accompanying notes to the condensed consolidated financial statements

UV FLU TECHNOLOGIES, INC

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Six months ended March 31,
	2015	2014
Net sales	$100,393	$78,397
Cost of sales	74,540	77,531
Gross profit	25,853	866

Operating expenses:
General and administrative	507,544	419,596
Depreciation	6,892	-
Total operating expenses	514,436	419,596
Loss from operations	(488,583)	(418,730)

Other income (expense):
Interest expense	(39,135)	(29,062)
Change in fair value of derivative liabilities	43,503	-
Total other income (expense), net	4,368	(29,062)

Net loss	$(484,215)	$(447,792)

Net loss per share - basic and diluted	$(0.01)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted	78,934,384	65,402,937

See accompanying notes to the condensed consolidated financial statements

UV FLU TECHNOLOGIES, INC

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended March 31,
CASH FLOWS FROM OPERATING ACTIVITIES:	2015	2014
Net loss	$(484,215)	$(447,792)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	6,892	-
Stock-based compensation expense	6,630	93,000
Stock issued for services and interest	239,450	127,000
Change in fair value of derivative liabilities	(43,503)	-
Interest expense for settlement of accrued interest	17,700
Change in operating assets and liabilities:
Accounts receivable	(51,856)	(40,186)
Inventories	90,270	(4,161)
Prepaid expenses and other current assets	(2,514)	65,803
Accounts payable and accrued expenses	219,315	(2,062)
Net cash used in operating activities	(1,831)	(208,398)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on debt obligations	(363)	(2,172)
Proceeds from debt obligations	-	20,000
Proceeds from exercise of options	-	9,375
Proceeds from sale of common stock	-	185,850
Net cash (used in) provided by financing activities	(363)	213,053

Net change in cash	(2,194)	4,655
Cash, beginning of period	4,748	7,857
Cash, end of period	$2,554	$12,512

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$762
Cash paid for income taxes	$-	$-
Supplemental disclosures of non-cash financial activities:
Stock subscribed but unissued	$282,594	$-
Stock issued for services, interest and compensation	$-	$220,000
Reclassification of derivative liabilities to equity	$170,340	$-
Issuance of previously subscribed common stock	$30,000	$-

See accompanying notes to the condensed consolidated financial statements

UV FLU TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.     DESCRIPTION OF BUSINESS

UV Flu Technologies, Inc. (referred to herein as “Company” “we”, “us”, “our” and similar terms) was incorporated as Northwest Chariots Incorporated in the State of Nevada, United States of America, on April 4, 2006.  On November 12, 2009, the Company changed its name from Northwest Chariots Incorporated to UV Flu Technologies, Inc. (“UV Flu”).  The Company’s fiscal year end is September 30. We acquired our subsidiary, RxAir Industries, LLC (“RxAir”) on January 31, 2011.

2.

GOING CONCERN

The Company’s unaudited condensed consolidated financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has had recurring losses from operations, has negative operating cash flows during the period ended March 31, 2015 and has an accumulated deficit of ($4,790,012) as of March 31, 2015. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease or reduce its operations.

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

In the opinion of management, the interim condensed consolidated financial statements reflect all adjustments of a normal recurring nature necessary for a fair presentation of the results for the interim period presented.  Operating results for the three and six month period ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ended September 30, 2015.

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

Sales and Accounts Receivable Concentrations

The Company’s accounts receivable as of March 31, 2015 was concentrated with one customer, representing approximately 89% of gross receivables. A significant reduction in sales to, or the inability to collect receivables from, a significant customer could have a material adverse impact on the Company.

For the three months ended March 31, 2015 and 2014 one and three customers accounted for 91% and 90% of our gross sales, respectively.

For the six months ended March 31, 2015 and 2014 one and two customers accounted for 89% and 60% of our gross sales, respectively.

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

UV FLU TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company reviews the carrying value of property  and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors. Based on this assessment there were no impairments needed as of March 31, 2015.

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

Advertising

Advertising costs are expensed as incurred. Advertising costs for the three months ended March 31, 2015 and 2014 were $0 and $2,870, respectively. Advertising costs for the six months ended March 31, 2015 and 2014 were $63,672 and $14,324, respectively.  These costs were included in general and administrative expenses.

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

UV FLU TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had $0 accrued for interest and penalties on each of the Company’s condensed consolidated balance sheets at March 31, 2015 and September 30, 2014.

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

4.

PREPAID EXPENSES AND OTHER CURRENT ASSETS

The Company had $292,655 and $7,547 in prepaid expenses and other current assets as of March 31, 2015 and September 30, 2014, respectively. The balance as of March 31, 2015 consisted of common stock subscriptions receivable of $282,594, prepaid insurance of $5,681 and deposits of $4,380. The balance as of September 30, 2014 consists of prepaid insurance of $3,167 and deposits of $4,380. The Company expects to use all the prepaid expenses and other current assets within the next year.

5.

PROPERTY AND EQUIPMENT

Property and equipment consisted of tooling and office equipment amounting to $48,713 and $48,888 as of March 31, 2015 and September 30, 2014, respectively. Accumulated depreciation on these assets were $15,027 and $8,310 as of March 31, 2015 and September 30, 2014, respectively. Depreciation expense for property and equipment for the three months ended March 31, 2015 and 2014 amounted to $2,017 and $0, respectively. Depreciation expense for the six months ended March 31, 2015 and 2014 amounted to $6,892 and $0, respectively.

UV FLU TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.     ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	(Unaudited)
	March 31,	September 30,
	2015	2014
Accounts payable	$361,969	$264,415
Accrued stock payable	23,500	10,000
Accrued expenses	184,433	90,306
Accrued payroll	34,734	20,600
Total accounts payable and accrued expenses	$604,636	$385,321

In connection with a consulting agreement that was entered into in December 2014, effective on January 1, 2015, the Company recorded $4,500 per month related to the estimated fair value of shares based on the 5-day average closing price prior to the end of each month. The total amount of $13,500 was included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet as of March 31, 2015.

7.

DEBT OBLIGATIONS

The Company has a note payable which is due in 60 monthly installments of $489.  The note matured in September 2014.  As of  March 31, 2015, and September 30, 2014, the balance due on this note is $3,277 and $3,640 respectively, of which all is current.

In August 2012, the Company borrowed $20,000.  The note was originally due on December 21, 2012 but was extended to January 24, 2014. As part of the extension, the Company agreed to move $5,000 of accrued interest into the balance of the note and drop the interest rate to 1% per month. As of March 31, 2015 and September 30, 2014, the balance of the note is $25,000.

During the year ended September 30, 2012, the Company borrowed $70,000.  The loan was payable on demand.  The note was convertible at an amount that was less than the fair market value of the stock on the date the note was executed. This beneficial conversion feature was calculated at $25,714 and was amortized into interest expense immediately since the note was a demand note. During January 2013, the Company borrowed an additional $15,000 from the same entity and consolidated that and the previous $70,000 in loans into one promissory note in the amount of $85,000. The note was originally due in January 2014 but was extended to January 2015.  The note is convertible at $0.04 per share and bears interest at 12% per annum if interest is paid in cash and 24% per annum if interest is paid in stock. The Company has the option to pay interest in shares of common stock at $0.04 per share.  As of March 31, 2015, and September 30, 2014, the balance on this note is $85,000.

In July 2013, the Company borrowed $10,000.  The note was due in July 2014, has an interest rate of 24% per annum if interest is paid in cash and 48% per annum if interest is paid in stock.  The note is convertible at $0.04 per share. The Company has the option to pay interest on this note in stock at $0.04 per share.  As of March 31, 2015, and September 30, 2014, the balance on this note is $10,000.

In July 2013, the Company borrowed $10,000.  The note was due in July 2014, has an interest rate of 24% per annum if interest is paid in cash and 48% per annum if interest is paid in stock.  The note is convertible at $0.04 per share. The Company has the option to pay interest on this note in stock at $0.04 per share.  As of March 31, 2015, and September 30, 2014, the balance on this note is $10,000.

In September 2013, the Company borrowed $5,000.  The note was due in September 2014, has an interest rate of 24% per annum if interest is paid in cash and 48% per annum if interest is paid in stock.  The note is convertible at $0.04 per share. The Company has the option to pay interest on this note in stock at $0.04 per share.  As of March 31, 2015, and September 30, 2014, the balance on this note is $5,000.

In May 2013, the Company borrowed $15,000.  The note was originally due in November 2013 but was extended to May 2014.  The note has an interest rate of 24% per annum if interest is paid in cash and 48% per annum if interest is paid in stock.  The note was originally convertible at $0.04 per share but the conversion price was changed to $0.03 per share when it was extended. The Company has the option to pay interest on this note in stock at $0.04 per share.  As of March 31, 2015, and September 30, 2014, the balance on this note is $15,000.  As part of the extension, the Company agreed to pay a penalty of 30,000 shares of common stock for every

UV FLU TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

month the loan and interest is in arrears. The estimated fair value of the shares of common stock as of March 31, 2015 is $4,041 and is included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet.

In April 2013, the Company borrowed $20,000.  The note was due in October 2014, has an interest rate of 12% per annum if interest is paid in cash and 24% per annum if interest is paid in stock.  The note is convertible at $0.05 per share. The Company has the option to pay interest on this note in stock at $0.05 per share.  As of March 31, 2015, and September 30, 2014, the balance on this note is $20,000.

In March 2013, the Company borrowed $15,000.  The note was due in September of 2014, has an interest rate of 12% per annum if interest is paid in cash and 24% per annum if interest is paid in stock.  The note and is convertible at $0.04 per share. The Company has the option to pay interest on this note in stock at $0.04 per share.  As of March 31, 2015, and September 30, 2014, the balance on this note is $15,000.

In April 2013, the Company borrowed $30,000.  The note was due in October 2014, has an interest rate of 12% per annum if interest is paid in cash and 24% per annum if interest is paid in stock.  The note is convertible at $0.05 per share. The Company has the option to pay interest on this note in stock at $0.05 per share.  As of March 31, 2015, and September 30, 2014, the balance on this note is $30,000.

In October 2013, the Company borrowed $5,000. This note was due in August 2014, has an interest rate of 24% per annum if interest is paid in cash and 48% per annum if interest is paid in stock. The note is convertible at $0.04 per share. The Company has the option to pay interest on this note in stock at $0.04 per share. As of March 31, 2015, and September 30, 2014, the balance on this note is $5,000.

In January 2014, the Company borrowed $10,000. This note was due in February 2015, has an interest rate of 12% per annum if interest is paid in cash and 24% per annum if interest is paid in stock. The note is convertible at $0.03 per share. The Company has the option to pay interest on this note in stock at $0.03 per share. As of March 31, 2015, and September 30, 2014, the balance on this note is $10,000.

In May 2014, the Company borrowed $30,000. This note was due in May 2015 and has an interest rate of 4% per annum. As of March 31, 2015, and September 30, 2014, the balance on this note is $30,000.

In June 2014, the Company borrowed $30,000. This note was due in June 2015 and has an interest rate of 4% per annum. As of March 31, 2015, and September 30, 2014, the balance on this note is $30,000.

In July 2014, the Company borrowed $21,500. This note was due in July 2015 and has an interest rate of 4% per annum. As of March 31, 2015, and September 30, 2014, the balance on this note it $21,500.

During the three and six months ended March 31, 2015, and 2014, no debt or payables were converted to common stock or forgiven.

As of March 31, 2015, a number of the outstanding debt obligation balances were delinquent and are classified as current in the accompanying consolidated balance sheet.

As of March 31, 2015, total notes payable were $314,777, all of which is current.  Interest expense related to the above notes payable was $26,727 and $14,131 for the three months ended March 31, 2015 and 2014, respectively. Interest expense related to the above notes payable was $39,135 and $28,300 for the six months ended March 31, 2015 and 2014, respectively.

Accrued interest related to the above notes payable was $25,614 and $22,006 as of March 31, 2015 and September 30, 2014, respectively, included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

8.

INCOME TAXES

The Company had net operating loss carryforwards (“NOLs”) as of December 31, 2014 and September 30, 2014, portions of which are expiring at various years through 2034. The Company may be able to utilize its NOLs to reduce future federal and state income tax liabilities. However, these NOLs are subject to various limitations under Internal Revenue Code (“IRC”) Section 382. IRC Section 382 limits the use of NOLs to the extent there has been an ownership change of more than 50 percentage points. In addition, the NOL carryforwards are subject to examination by the taxing authority and could be adjusted or disallowed due to such exams. Although the Company has not undergone an IRC Section 382 analysis, it is possible that the utilization of the NOLs could be significantly limited. No provision for income taxes has been recorded during the six months ended March 31, 2015 and 2014, due to the losses incurred.

UV FLU TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On December 16, 2014, the Board of Directors approved the issuance of an aggregate of 6,166,219 shares of common stock to an employee and consultants for services provided.  The shares of common stock were valued at $0.0224 per share which was based on the 5-day average closing price prior to January 2, 2015. The aggregate estimated fair value was $138,000. All of these shares were issued on January 19, 2015.

On December 16, 2014, the Board of Directors approved the issuance of an aggregate of 2,300,000 shares of common stock to consultants for services provided.  The shares of common stock were valued at $0.0292 per share which was based on the closing stock price on December 16, 2014. The estimated fair value was $67,160. All of these shares were issued on January 19, 2015.

During the three months ended March 31, 2015, the Company recorded $11,500 as compensation expense related to the issuance of 513,851 shares of common stock to an employee for services. The estimated fair value of the shares was valued at $0.0224 per share which was based on the 5-day average closing price prior to January 2, 2015.

During the three months ended March 31, 2015, the Company issued an aggregate of 881,000 shares of common stock to settle $17,700 of accrued interest and recorded additional interest expense of $17,700 due to the terms of the related note payable agreements.

Common Stock Subscribed Not Issued:

During the six months ended March 31, 2015, the Company agreed to issue 16,349,993 shares of common stock valued at $282,594 that had not been issued to stockholders and accordingly, the unissued shares have been reflected as common stock subscribed but unissued in the accompanying condensed consolidated balance sheet as of March 31, 2015. The shares of common stock as of March 31, 2015 were not issued as of the date of filing this Form 10-Q.

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

UV FLU TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the outstanding options and warrants as of March 31, 2015:

		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Options	Price	Warrants	Price
Outstanding as of October 1, 2014	4,800,000	$0.02	4,042,000	$0.03
Granted	-	-	433,333	0.035
Cancelled	-	-	-	-
Exercised	-	-	-	-
Outstanding as of March 31, 2015	4,800,000	$0.02	4,475,333	$0.03

No options were granted or exercised during the six months ended March 31, 2015.

No warrants were exercised during the six months ended March 31, 2015.

As of March 31, 2015, the warrants expire through December 2017 and the options expire through October 2022.

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

The following table presents the inputs used to value our derivative liabilities as of September 30, 2014 and October 15, 2015, which have no observable market data and are derived using Black-Scholes measured at fair value on a recurring basis, using Level 3 inputs.

	October 15,	September 30,
	2014	2014
Annual dividend yield	-	-
Expected life (years)	0.25 – 7.00	0.25 – 7.75
Risk-free interest rate	0.10% – 1.80%	0.13% – 2.37%
Expected volatility	212.83% – 265.72%	248.98% – 265.92%

 As a result of the increase in the authorized shares of common stock (see Note 9), the Company reclassified the fair value of the derivative liabilities to equity on October 15, 2014. The derivative liabilities balance was $0 and $213,843 as of March 31, 2015 and September 30, 2014, respectively.

UV FLU TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company did not elect the fair value option, as allowed, to account for financial assets and liabilities that were not previously carried at fair value. Therefore, material financial assets and liabilities that are not carried at fair value, such as trade accounts receivable and payable, are reported at their historical carrying values. We have no other assets or liabilities that are required to be measured at fair value on a recurring basis as of March 31, 2015.

12.

COMMITMENTS AND CONTINGENCIES

Lease Commitment

The Company leases its office space for payments of $1,460 - $1,820 per month through April 2015 and is currently month-to-month.

Legal Matters

In the normal course of business, the Company periodically becomes involved in litigation. As of March 31, 2015, in the opinion of management, the Company had no pending litigation that would have a material adverse effect on the Company's condensed consolidated financial position, results of operations, or cash flows.

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

UV FLU TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

any payments for these obligations and, therefore, no liabilities have been recorded for these indemnities and guarantees in the accompanying condensed consolidated balance sheets.

13.

RELATED PARTY TRANSACTIONS

During the three months ended December 31, 2013, the Company paid Chamberlain Capital Partners (“Chamberlain”), a company owned by Jack Lennon, then president of the Company, approximately $6,000 in compensation and accrued another $7,000 in compensation for services. As of March 31, 2015 and September 30, 2014, the accounts payable balance due to Chamberlain is $10,000 and $16,000, respectively.

14.

SUBSEQUENT EVENTS

The Company has evaluated subsequent events through filing date of this Form 10-Q, and have determined that no subsequent events have occurred that would require recognition in the condensed consolidated financial statements or disclosure in the notes thereto other then as discussed herein and in the accompanying notes.

From April 1, 2015 through the filing date of this Form 10-Q, the Company agreed to issue 4,235,294 shares of common stock valued at $72,000 in connection with stock subscription agreements.

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

Effective November 15, 2009, we acquired AmAirapure Inc.’s air purification technology, product, inventory, and certain equipment pursuant to an Asset Purchase Agreement with AmAirapure, Inc.  We issued 15,000,000 shares of our common stock to shareholders of AmAirapure in connection with the asset acquisition.  Additionally, on November 25, 2009, we entered into a Distribution Agreement with Puravair Distributors LLC (“Puravair”) where we appointed Puravair as our exclusive master distributor for our Viratech UV-400 product and our other products for the professional, medical, and commercial markets in the U.S. and Canada.  On September 30, 2010, we terminated our Distribution Agreement with Puravair and began adding new distributors, which totaled six as of March 31, 2015.

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

Results of operations for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014

Sales

During the three months ended March 31, 2015, we recognized net sales of $65,860 as compared to $59,473 for the three months ended March 31, 2014.

The increase is primarily related to the national introduction of the UV-400 through a major marketing company, which had been anticipated to begin in the first quarter of 2013 but was delayed. The Company had signed a limited exclusivity agreement which was in effect during the test period, which ended in February 2014.  The 2014 results do not fully reflect the strides the Company has made in building a platform for significant growth. The Company has decided to split its marketing efforts into 4 major areas:

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

Gross Profit (Loss)

Gross profit (loss) was $16,222 and ($472) for the three months ended March 31, 2015 and 2014, respectively. Our cost of sales is primarily comprised of the direct cost of inventory. Our gross profit has increased in the three months ended March 31, 2015 compared to the same period in 2014 due write-off of obsolete inventory in the prior period.

General and Administrative Expenses

During the three months ended March 31, 2015, the Company incurred general and administrative expenses of $134,978 as compared to $116,842 for the three months ended March 31, 2014.

General and administrative expenses increased by $17,636 from $116,842 for the three months ended March 31, 2014 to $134,478 for the three months ended March 31, 2015. The increase was the result of an increase in consulting and professional fees, offset by a decrease in marketing expense primarily related to the development of a new website and the rebranding effort from UV Flu to RxAir and administrative expenses as a result of the leveling off of start-up needs.

Other (Expense), net

The change in other (expense) net, during the current period is due to the increase in interest expense of $12,596 to $26,727 for the three months ended March 31, 2015 compared to the interest expense of $14,131 for the three months ended March 31, 2014.

Net Loss

For the three months ended March 31, 2015 and March 31, 2014, we incurred a net loss of $147,000 and $131,445 respectively.

Results of operations for the six months ended March 31, 2015 as compared to the six months ended March 31, 2014

Sales

During the six months ended March 31, 2015, we recognized net revenue of $100,393 as compared to $78,397 for the six months ended March 31, 2014. See discussion above under results of operation for the three months ended March 31, 2015 and 2014 for the description of the increase.

Gross Profit

Gross profit was $25,853 and $866 for the six months ended March 31, 2015 and 2014, respectively. Our cost of sales is primarily comprised of the direct cost of inventory. Our gross profit has increased in the six months ended March 31, 2015 compared to the same period in 2014 due to the increase in our total sales.

General and Administrative Expenses

During the six months ended March 31, 2015, the Company incurred general and administrative expenses of $507,544 as compared to $419,596 for the six months ended March 31, 2014.

General and administrative expenses increased by $87,948 from $419,596 for the six months ended March 31, 2014 to $507,544 for the six months ended March 31, 2015. The increase was the result of an increase in marketing expense primarily related to the development of a new website and the rebranding effort from UV Flu to RxAir. The increase is also attributable to an increase in professional and consulting fees primarily related to legal, consulting and accounting fees in the period. Such increases were offset by a decrease in office and administrative expenses as a result of the leveling off of start-up needs.

Other Income (Expense), net

The change in other income (expense), net, during the current period is due to the increase in interest expense of $10,073 to $39,135 for the six months ended March 31, 2015 compared to the interest expense of $29,062 for the six months ended March 31, 2014 and gain on change in fair value of derivative liabilities of $43,503 for the six months ended March 31, 2015.

Net Loss

For the six months ended March 31, 2015 and March 31, 2014, we incurred a net loss of $484,215 and $447,792 respectively.

Liquidity and Capital Resources

As of March 31, 2015, we had cash of $2,554, and negative working capital of $(491,727). In order to survive, we are dependent on increasing our sales volume.  Additionally, we plan to continue further financings and believe that this will provide sufficient working capital to fund our operations for at least the next 12 months.  Changes in our operating plans, increased expenses, additional acquisitions, or other events may cause us to seek additional equity or debt financing in the future.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the six months ended March 31, 2015 and 2014:

	For the six months ended
	March 31, 2015	March 31, 2014

Net cash used in operating activities	$(22,631)	$(208,398)
Net cash used in investing activities	-	-
Net cash provided by financing activities	(363)	213,053
Net change in cash	(22,994)	4,655
Cash, beginning	4,748	7,857
Cash, ending	$(18,246)	$12,512

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

During the six months ended March 31, 2015, management determined that we had material weaknesses relating to the segregation of duties within our accounting functions and our quarterly and annual financial close processes. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Because these material weaknesses as to internal control over financial reporting also bear upon our disclosure controls and procedures, our Principal Executive Officer /Principal Financial Officer is unable to conclude that our disclosure controls and procedures were effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the six months ended March 31, 2015, the Company issued 1,200,000 shares of its common stock for compensation for services rendered during the year ended September 30, 2014. The shares were classified as stock subscribed but unissued as of September 30, 2014.

During the six months ended March 31, 2015, the Company issued a total of 8,980,070 shares of common stock for services that were included in accounts payable and accrued expenses as of December 31, 2014.

During the six months ended March 31, 2015, the Company issued a total of 881,000 shares of common stock to settle accrued interest that were included in accounts payable and accrued expenses as of December 31, 2014.

During the six months ended March 31, 2015, the Company agreed to issue 20,585,287 shares of common stock valued at $354,594 in connection with stock subscription agreements. The shares of common stock were not issued as of the date of filing this Form 10-Q.

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