Form 10-Q
period 2015-06-30
UV FLU TECHNOLOGIES INC
filed 2015-11-02
CIK 1385310

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2015

or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No  

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes X No 

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

UV FLU TECHNOLOGIES, INC.

FORM 10-Q

June 30, 2015

INDEX

PART I—FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements.

UV FLU TECHNOLOGIES, INC

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2015	2014
ASSETS	(Unaudited)
Current assets:
Cash	$26,782	$4,748
Accounts receivable, net	25,139	-
Inventories	135,132	170,891
Prepaid expenses and other current assets	366,116	7,547
Total current assets	553,169	183,186
Property and equipment, net	30,794	40,578
Total assets	$583,963	$223,764
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$825,288	$385,321
Derivative liabilities	-	213,843
Debt obligations	314,777	315,140
Total liabilities	1,140,065	914,304
Stockholders' deficit:
Common stock, par value $0.001 per share, 150,000,000 and 75,000,000 shares authorized, and	84,968	73,908
84,968,333 and 73,907,263 shares outstanding at June 30, 2015 and September 30, 2014, respectively
Common stock subscribed but unissued	354,594	30,000
Additional paid-in capital	3,964,409	3,511,349
Accumulated deficit	(4,960,073)	(4,305,797)
Total stockholders' deficit	(556,102)	(690,540)
Total liabilities and stockholders' deficit	$583,963	$223,764

See accompanying notes to the condensed consolidated financial statements

UV FLU TECHNOLOGIES, INC

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended June 30,
	2015	2014
Net sales	$33,902	$67,798
Cost of sales	27,137	22,729
Gross profit	6,765	45,069

Operating expenses:
General and administrative	163,487	321,698
Depreciation	2,892	-
Total operating expenses	166,379	321,698
Loss from operations	(159,614)	(276,629)

Other expense:
Interest expense	(10,447)	(12,981)
Total other expense	(10,447)	(12,981)

Net loss	$(170,061)	$(289,610)

Net loss per share - basic and diluted	$0.00	$0.00

Weighted average number of common shares outstanding - basic and diluted	84,968,333	70,985,496

See accompanying notes to the condensed consolidated financial statements

UV FLU TECHNOLOGIES, INC

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Nine months ended June 30,
	2015	2014
Net sales	$134,295	$146,195
Cost of sales	101,677	100,260
Gross profit	32,618	45,935

Operating expenses:
General and administrative	671,031	741,294
Depreciation	9,784	-
Total operating expenses	680,815	741,294
Loss from operations	(648,197)	(695,359)

Other income (expense):
Interest expense	(49,582)	(42,043)
Change in fair value of derivative liabilities	43,503	-
Total other expense, net	(6,079)	(42,043)

Net loss	$(654,276)	$(737,402)

Net loss per share - basic and diluted	$(0.01)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted	80,945,700	67,256,924

See accompanying notes to the condensed consolidated financial statements

UV FLU TECHNOLOGIES, INC

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended June 30,
CASH FLOWS FROM OPERATING ACTIVITIES:	2015	2014
Net loss	$(654,276)	$(737,402)
Adjustments to reconcile net loss to net cash provided (used in) by operating activities:
Depreciation	9,784	-
Stock-based compensation expense	6,630	93,000
Stock issued for services and interest	239,450	157,000
Change in fair value of derivative liabilities	(43,503)	-
Interest expense for settlement of accrued interest	17,700	-
Change in operating assets and liabilities:
Accounts receivable	(25,139)	(6,086)
Inventories	35,759	9,606
Prepaid expenses and other current assets	(3,975)	77,809
Accounts payable and accrued expenses	439,967	125,716
Net cash (used in) provided by operating activities	22,397	(280,357)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	-	(40)
Net cash used in investing activities	-	(40)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on debt obligations	(363)	(3,259)
Proceeds from debt obligations	-	80,000
Proceeds from exercise of options	-	9,375
Proceeds from sale of common stock	-	205,850
Net cash (used in) provided by financing activities	(363)	291,966

Net change in cash	22,034	11,569
Cash, beginning of period	4,748	7,857
Cash, end of period	$26,782	$19,426

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$1,143

Supplemental disclosures of non-cash financial activities:
Stock subscribed but unissued	$354,594	$-
Stock issued for services, interest and compensation	$-	$250,000
Reclassification of derivative liability to equity	$170,340	$-
Issuance of previously subscribed common stock	$30,000	$-

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

2.

GOING CONCERN

The Company’s unaudited condensed consolidated financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has had recurring losses from operations, during the period ended June 30, 2015 and has an accumulated deficit of ($4,960,073) as of June 30, 2015. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease or reduce its operations.

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

In the opinion of management, the interim condensed consolidated financial statements reflect all adjustments of a normal recurring nature necessary for a fair presentation of the results for the interim period presented.  Operating results for the three and nine month periods ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ended September 30, 2015.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist principally of cash, accounts receivable, and accounts payable and accrued expenses, derivative liabilities and debt instruments.  The Company believes that the carrying values of all financial instruments, other than derivative liabilities, approximate their current fair values due to their nature and respective durations. See Note 11 for discussion of fair value of the derivative liabilities.

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

Sales and Accounts Receivable Concentrations

The Company’s accounts receivable as of June 30, 2015 was concentrated with one customer, representing approximately 95% of gross receivables. A significant reduction in sales to, or the inability to collect receivables from, a significant customer could have a material adverse impact on the Company.

For the three months ended June 30, 2015 and 2014 one and three customers accounted for 94% and 89% of our gross sales, respectively.

For the nine months ended June 30, 2015 and 2014 one customer accounted for 91% and 50% of our gross sales, respectively.

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

UV FLU TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company reviews the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors. Based on this assessment there were no impairments needed as of June 30, 2015.

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

Advertising

Advertising costs are expensed as incurred. Advertising costs for the three months ended June 30, 2015 and 2014 were $13,500 and $0, respectively. Advertising costs for the nine months ended June 30, 2015 and 2014 were $77,172 and $14,299, respectively.  These costs were included in general and administrative expenses.

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

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had $0 accrued for interest and penalties on each of the Company’s condensed consolidated balance sheets at June 30, 2015 and September 30, 2014.

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

4.

PREPAID EXPENSES AND OTHER CURRENT ASSETS

The Company had $366,116 and $7,547 in prepaid expenses and other current assets as of June 30, 2015 and September 30, 2014, respectively. The balance as of June 30, 2015 consisted of common stock subscriptions receivable of $354,594, prepaid insurance of $6,522 and deposits of $5,000. The balance as of September 30, 2014 consists of prepaid insurance of $3,167 and deposits of $4,380. The Company expects to use all the prepaid expenses and other current assets within the next year.

5.

PROPERTY AND EQUIPMENT

Property and equipment consisted of tooling and office equipment amounting to $48,713 and $48,888 as of June 30, 2015 and September 30, 2014, respectively. Accumulated depreciation on these assets was $17,919 and $8,310 as of June 30, 2015 and September 30, 2014, respectively. Depreciation expense for property and equipment for the three months ended June 30, 2015 and 2014 amounted to $2,892 and $0, respectively. Depreciation expense for the nine months ended June 30, 2015 and 2014 amounted to $9,784 and $0, respectively.

UV FLU TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.     ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	(Unaudited)
	June 30,	September 30,
	2015	2014
Accounts payable	$338,586	$264,415
Accrued stock payable	48,500	10,000
Accrued expenses	415,062	90,306
Accrued payroll	23,140	20,600
Total accounts payable and accrued expenses	$825,288	$385,321

In connection with a consulting agreement that was entered into in December 2014, effective on January 1, 2015, the Company recorded $4,500 per month related to the estimated fair value of shares based on the 5-day average closing price prior to the end of each month. The total amount of $27,000 was included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet as of June 30, 2015.

In connection with the employment agreement entered into with the Company’s chief executive officer and chief financial officer, the Company recorded $11,500 of compensation expense related to the estimated fair value of common stock based on the 5-day average closing price prior to the end of each quarter. This amount is included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet as of June 30, 2015.

7.

DEBT OBLIGATIONS

The Company has a note payable which is due in 60 monthly installments of $489.  The note matured in September 2014.  As of June 30, 2015, and September 30, 2014, the balance due on this note is $3,277 and $3,640 respectively, of which all is current.

In August 2012, the Company borrowed $20,000.  The note was originally due on December 21, 2012 but was extended to January 24, 2014. As part of the extension, the Company agreed to move $5,000 of accrued interest into the balance of the note and drop the interest rate to 1% per month. As of June 30, 2015 and September 30, 2014, the balance of the note is $25,000.

During the year ended September 30, 2012, the Company borrowed $70,000.  The loan was payable on demand.  The note was convertible at an amount that was less than the fair market value of the stock on the date the note was executed. This beneficial conversion feature was calculated at $25,714 and was amortized into interest expense immediately since the note was a demand note. During January 2013, the Company borrowed an additional $15,000 from the same entity and consolidated that and the previous $70,000 in loans into one promissory note in the amount of $85,000. The note was originally due in January 2014 but was extended to January 2015.  The note is convertible at $0.04 per share and bears interest at 12% per annum if interest is paid in cash and 24% per annum if interest is paid in stock. The Company has the option to pay interest in shares of common stock at $0.04 per share.  As of June 30, 2015, and September 30, 2014, the balance on this note is $85,000.

In July 2013, the Company borrowed $10,000.  The note was due in July 2014, has an interest rate of 24% per annum if interest is paid in cash and 48% per annum if interest is paid in stock.  The note is convertible at $0.04 per share. The Company has the option to pay interest on this note in stock at $0.04 per share.  As of June 30, 2015, and September 30, 2014, the balance on this note is $10,000.

In July 2013, the Company borrowed $10,000.  The note was due in July 2014, has an interest rate of 24% per annum if interest is paid in cash and 48% per annum if interest is paid in stock.  The note is convertible at $0.04 per share. The Company has the option to pay interest on this note in stock at $0.04 per share.  As of June 30, 2015, and September 30, 2014, the balance on this note is $10,000.

In September 2013, the Company borrowed $5,000.  The note was due in September 2014, has an interest rate of 24% per annum if interest is paid in cash and 48% per annum if interest is paid in stock.  The note is convertible at $0.04 per share. The Company has the option to pay interest on this note in stock at $0.04 per share.  As of June 30, 2015, and September 30, 2014, the balance on this note is $5,000.

UV FLU TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In May 2013, the Company borrowed $15,000.  The note was originally due in November 2013 but was extended to May 2014.  The note has an interest rate of 24% per annum if interest is paid in cash and 48% per annum if interest is paid in stock.  The note was originally convertible at $0.04 per share but the conversion price was changed to $0.03 per share when it was extended. The Company has the option to pay interest on this note in stock at $0.04 per share.  As of June 30, 2015, and September 30, 2014, the balance on this note is $15,000.  As part of the extension, the Company agreed to pay a penalty of 30,000 shares of common stock for every month the loan and interest is in arrears. The estimated fair value of the shares of common stock as of June 30, 2015 is $4,635 and is included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet.

In April 2013, the Company borrowed $20,000.  The note was due in October 2014, has an interest rate of 12% per annum if interest is paid in cash and 24% per annum if interest is paid in stock.  The note is convertible at $0.05 per share. The Company has the option to pay interest on this note in stock at $0.05 per share.  As of June 30, 2015, and September 30, 2014, the balance on this note is $20,000.

In March 2013, the Company borrowed $15,000.  The note was due in September of 2014, has an interest rate of 12% per annum if interest is paid in cash and 24% per annum if interest is paid in stock.  The note and is convertible at $0.04 per share. The Company has the option to pay interest on this note in stock at $0.04 per share.  As of June 30, 2015, and September 30, 2014, the balance on this note is $15,000.

In April 2013, the Company borrowed $30,000.  The note was due in October 2014, has an interest rate of 12% per annum if interest is paid in cash and 24% per annum if interest is paid in stock.  The note is convertible at $0.05 per share. The Company has the option to pay interest on this note in stock at $0.05 per share.  As of June 30, 2015, and September 30, 2014, the balance on this note is $30,000.

In October 2013, the Company borrowed $5,000. This note was due in August 2014, has an interest rate of 24% per annum if interest is paid in cash and 48% per annum if interest is paid in stock. The note is convertible at $0.04 per share. The Company has the option to pay interest on this note in stock at $0.04 per share. As of June 30, 2015, and September 30, 2014, the balance on this note is $5,000.

In January 2014, the Company borrowed $10,000. This note was due in February 2015, has an interest rate of 12% per annum if interest is paid in cash and 24% per annum if interest is paid in stock. The note is convertible at $0.03 per share. The Company has the option to pay interest on this note in stock at $0.03 per share. As of June 30, 2015, and September 30, 2014, the balance on this note is $10,000.

In May 2014, the Company borrowed $30,000. This note was due in May 2015 and has an interest rate of 4% per annum. As of June 30, 2015, and September 30, 2014, the balance on this note is $30,000.

In June 2014, the Company borrowed $30,000. This note was due in June 2015 and has an interest rate of 4% per annum. As of June 30, 2015, and September 30, 2014, the balance on this note is $30,000.

In July 2014, the Company borrowed $21,500. This note was due in July 2015 and has an interest rate of 4% per annum. As of June 31, 2015, and September 30, 2014, the balance on this note it $21,500.

During the three and nine months ended June 30, 2015, and 2014, no debt or payables were converted to common stock or forgiven.

As of June 30, 2015, a number of the outstanding debt obligation balances were delinquent and are classified as current in the accompanying condensed consolidated balance sheet.

As of June 30, 2015, total notes payable were $314,777, all of which is current.  Interest expense related to the above notes payable was $10,447 and $12,981 for the three months ended June 30, 2015 and 2014, respectively. Interest expense related to the above notes payable was $49,582 and $42,043 for the nine months ended June 30, 2015 and 2014, respectively.

Accrued interest related to the above notes payable was $36,061 and $22,006 as of June 30, 2015 and September 30, 2014, respectively, included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

8.

INCOME TAXES

The Company had net operating loss carryforwards (“NOLs”) as of December 31, 2014 and September 30, 2014, portions of which are expiring at various years through 2034. The Company may be able to utilize its NOLs to reduce future federal and state income tax

UV FLU TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

liabilities. However, these NOLs are subject to various limitations under Internal Revenue Code (“IRC”) Section 382. IRC Section 382 limits the use of NOLs to the extent there has been an ownership change of more than 50 percentage points. In addition, the NOL carryforwards are subject to examination by the taxing authority and could be adjusted or disallowed due to such exams. Although the Company has not undergone an IRC Section 382 analysis, it is possible that the utilization of the NOLs could be significantly limited. No provision for income taxes has been recorded during the nine months ended June 30, 2015 and 2014, due to the losses incurred.

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

Common Stock Subscribed Not Issued:

During the nine months ended June 30, 2015, the Company agreed to issue 20,585,287 shares of common stock valued at $354,594 that had not been issued to stockholders and accordingly, the unissued shares have been reflected as common stock subscribed but unissued in the accompanying condensed consolidated balance sheet as of June 30, 2015. The shares of common stock as of June 30, 2015 were not issued as of the date of filing this Form 10-Q.

Options and Warrants:

In December 2014, the Company granted a two-year warrant to purchase up to 433,333 shares of common stock at an exercise price of $0.035 per share to a consultant for services provided.  The warrant was valued at $6,630 using Black-Scholes and following inputs; strike price = $0.035, stock price = $0.025, term = 2 years, volatility = 136.98%, risk free interest rate of 0.58% and dividend rate of 0%. This amount was expensed as stock-based compensation on the date of grant.

UV FLU TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the outstanding options and warrants as of June 30, 2015:

		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Options	Price	Warrants	Price
Outstanding as of October 1, 2014	4,800,000	$0.02	4,042,000	$0.030
Granted	-	-	433,333	0.035
Cancelled	-	-	-	-
Exercised	-	-	-	-
Outstanding as of June 30, 2015	4,800,000	$0.02	4,475,333	$0.030

No options were granted or exercised during the nine months ended June 30, 2015.

No warrants were exercised during the nine months ended June 30, 2015.

As of June 30, 2015, the warrants expire through December 2017 and the options expire through October 2022.

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

As a result of the increase in the authorized shares of common stock (see Note 9), the Company reclassified the fair value of the derivative liabilities to equity on October 15, 2014. The derivative liabilities balance was $0 and $213,843 as of June 30, 2015 and September 30, 2014, respectively.

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

The Company did not elect the fair value option, as allowed, to account for financial assets and liabilities that were not previously carried at fair value. Therefore, material financial assets and liabilities that are not carried at fair value, such as trade accounts receivable and payable, are reported at their historical carrying values. We have no other assets or liabilities that are required to be measured at fair value on a recurring basis as of June 30, 2015.

12.

COMMITMENTS AND CONTINGENCIES

Lease Commitment

The Company leases its office space for payments of $1,460 - $1,820 per month through April 2015 and is currently month-to-month.

Legal Matters

In the normal course of business, the Company periodically becomes involved in litigation. As of June 30, 2015, in the opinion of management, the Company had no pending litigation that would have a material adverse effect on the Company's condensed consolidated financial position, results of operations, or cash flows.

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

13.

RELATED PARTY TRANSACTIONS

During the three months ended December 31, 2013, the Company paid Chamberlain Capital Partners (“Chamberlain”); a company owned by Jack Lennon, then president of the Company, approximately $6,000 in compensation and accrued another $7,000 in compensation for services. As of June 30, 2015 and September 30, 2014, the accounts payable balance due to Chamberlain is $10,000 and $16,000, respectively.

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

Effective November 15, 2009, we acquired AmAirapure Inc.’s air purification technology, product, inventory, and certain equipment pursuant to an Asset Purchase Agreement with AmAirapure, Inc.  We issued 15,000,000 shares of our common stock to shareholders of AmAirapure in connection with the asset acquisition.  Additionally, on November 25, 2009, we entered into a Distribution Agreement with Puravair Distributors LLC (“Puravair”) where we appointed Puravair as our exclusive master distributor for our Viratech UV-400 product and our other products for the professional, medical, and commercial markets in the U.S. and Canada.  On September 30, 2010, we terminated our Distribution Agreement with Puravair and began adding new distributors, which totaled six as of June 30, 2015.

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

Results of operations for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014

Sales

During the three months ended June 30, 2015, we recognized net sales of $33,902 as compared to $67,798 for the three months ended June 30, 2014.

The decrease is primarily related to a slow third quarter and distribution of sales is mainly from one customer.  The Company anticipates increased sales with the national introduction of the UV-400 through a major marketing company, which had been anticipated to begin in the first quarter of 2013 but was delayed. The Company had signed a limited exclusivity agreement which was in effect during the test period, which ended in February 2014.  The Company has decided to split its marketing efforts into 4 major areas:

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

Gross Profit

Gross profit was $6,765 and $45,069 for the three months ended June 30, 2015 and 2014, respectively. Our cost of sales is primarily comprised of the direct cost of inventory. Our gross profit has decreased in the three months ended June 30, 2015 compared to the same period in 2014 due to lower sales totals.

General and Administrative Expenses

During the three months ended June 30, 2015, the Company incurred general and administrative expenses of $163,487 as compared to $321,698 for the three months ended June 30, 2014.

General and administrative expenses decreased by $158,211 from $321,698 for the three months ended June 30, 2014 to $163,487 for the three months ended June 30, 2015. The decrease was the result of a decrease in consulting and professional fees, a decrease in marketing expense primarily related to the development of a new website and the rebranding effort from UV Flu to RxAir and administrative expenses as a result of the leveling off of start-up needs.

Other (Expense), net

The change in other (expense) net, during the current period is due to the decrease in interest expense of $2,534 to $10,447 for the three months ended June 30, 2015 compared to the interest expense of $12,981 for the three months ended June 30, 2014.

Net Loss

For the three months ended June 30, 2015 and June 30, 2014, we incurred a net loss of $170,061 and $289,610 respectively.

 Results of operations for the nine months ended June 30, 2015 as compared to nine months ended June 30, 2014

Sales

During the nine months ended June 30, 2015, we recognized net sales of $134,295 as compared to $146,195 for the nine months ended June 30, 2014. See discussion above under results of operation for the three months ended June 30, 2015 and 2014 for the description of the decrease.

Gross Profit

Gross profit was $32,618 and $45,935 for the nine months ended June 30, 2015 and 2014, respectively. Our cost of sales is primarily comprised of the direct cost of inventory. Our gross profit has decreased in the nine months ended June 30, 2015 compared to the same period in 2014 due to the decrease in our total sales.

General and Administrative Expenses

During the nine months ended June 30, 2015, the Company incurred general and administrative expenses of $671,031 as compared to $741,294 for the nine months ended June 30, 2014.

General and administrative expenses decreased by $70,263 from $741,294 for the nine months ended June 30, 2014 to $671,031 for the nine months ended June 30, 2015. The decrease was the result of a decrease in professional and consulting fees primarily related to the leveling off of start-up needs. The decrease is also attributable to a decrease in office and administrative expense in the period. Such decreases were offset by the increase in marketing expenses related to the development of a new website and the rebranding effort from UV Flu to RxAir.

Other Income (Expense), net

The change in other income (expense), net, during the current period is due to the increase in interest expense of $7,539 to $49,582 for the nine months ended June 30, 2015 compared to the interest expense of $42,043 for the nine months ended June 30, 2014 and gain on change in fair value of derivative liabilities of $43,503 for the nine months ended June 30, 2015.

Net Loss

For the nine months ended June 30, 2015 and June 30, 2014, we incurred a net loss of $654,276 and $737,402, respectively.

Liquidity and Capital Resources

As of June 30, 2015, we had cash of $26,782 and negative working capital of $(586,896). In order to survive, we are dependent on increasing our sales volume.  Additionally, we plan to continue further financings and believe that this will provide sufficient working capital to fund our operations for at least the next 12 months.  Changes in our operating plans, increased expenses, additional acquisitions, or other events may cause us to seek additional equity or debt financing in the future.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the nine months ended June 30, 2015 and 2014:

	For the nine months ended
	June 30, 2015	June 30, 2014

Net cash (used in) provided by operating activities	$22,397	$(280,357)
Net cash (used in) investing activities	-	(40)
Net cash (used in) provided by financing activities	(363)	291,966
Net change in cash	22,034	11,569
Cash, beginning	4,748	7,857
Cash, ending	$26,782	$19,426

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

During the nine months ended June 30, 2015, management determined that we had material weaknesses relating to the segregation of duties within our accounting functions and our quarterly and annual financial close processes. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Because these material weaknesses as to internal control over financial reporting also bear upon our disclosure controls and procedures, our Principal Executive Officer /Principal Financial Officer is unable to conclude that our disclosure controls and procedures were effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine months ended June 30, 2015, the Company issued 1,200,000 shares of its common stock for compensation for services rendered during the year ended September 30, 2014. The shares were classified as stock subscribed but unissued as of September 30, 2014.

During the nine months ended June 30, 2015, the Company issued a total of 8,980,070 shares of common stock for services that were included in accounts payable and accrued expenses as of December 31, 2014.

During the nine months ended June 30, 2015, the Company issued a total of  881,000  shares of common stock to settle accrued interest that were included in accounts payable and accrued expenses as of December 31, 2014.

During the nine months ended June 30, 2015, the Company agreed to issue 20,585,287 shares of common stock valued at $354,594 in connection with stock subscription agreements. The shares of common stock were not issued as of the date of filing this Form 10-Q.

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