Form 10-K
period 2015-09-30
UV FLU TECHNOLOGIES INC
filed 2016-03-28
CIK 1385310

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF

    X

      THE SECURITIES EXCHANGE ACT OF 1934

                                    For the fiscal year ended September 30, 2015

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

(Name of exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐ Yes    ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes    ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes    ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K, is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10K.      ☒ Yes    ☐ No

`

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ¨	Accelerated filer ¨	Non-accelerated filer* ¨	Smaller reporting company xx
*(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ Yes    ☒ No.

The aggregate market value of the common stock held by non-affiliates as of March 31, 2015 was $2,645,354 based on the last sale price of common stock sold.

As of March 28, 2016 the last practicable date, we have 132,262,712 shares of common stock issued and outstanding at a par value of $0.001.

DOCUMENTS INCORPORATED BY REFERENCE: Exhibits incorporated by reference are referred to under Part IV.

`

`

Statement Regarding Forward-Looking Statements

The statements contained in this report on Form 10-K that are not purely historical are forward-looking statements within the meaning of applicable securities laws. Forward-looking statements include statements regarding our “expectations,” “anticipation,” “intentions,” “beliefs,” or “strategies” regarding the future, whether or not those words are used. Forward-looking statements also include statements regarding revenue, margins, expenses, and earnings analysis for fiscal 2015, and thereafter; anticipated levels of future revenues and earnings from the operations of UV Flu Technologies, Inc. (the “Company,” “we,” “us,” or “our”); and projected costs and expenses related to our operations, liquidity, capital resources, availability of future equity capital on commercially reasonable terms. All forward-looking statements included in this report are based on information available to us as of the filing date of this report, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from the forward-looking statements. Among the factors that could cause actual results to differ materially are the factors discussed in Item 1A. Risk Factors.

`

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

Effective November 15, 2009, we acquired AmAirpure Inc.’s air purification technology, product, inventory, and certain equipment pursuant to an Asset Purchase Agreement with AmAirpure, Inc. We issued 15,000,000 shares of our common stock to shareholders of AmAirpure in connection with the asset acquisition. Additionally, on November 25, 2009, we entered into a Distribution Agreement with Puravair Distributors LLC (“Puravair”) where we appointed Puravair as our exclusive master distributor for our Viratech UV-400 product and our other products for the professional, medical, and commercial markets in the U.S. and Canada. On September 30, 2010, we terminated our Distribution Agreement with Puravair and began adding new distributors, which totaled five as of year- end, 2010. Today the Company has a total of 10 Distributors, including Grainger Industrial Supply.

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

For fiscal year 2015, sales were up 54% compared to fiscal year 2014. Based on current contracts and contracts in process we expect that this growth rate will continue to accelerate in the coming year.

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

We fill the need for improved air purification systems in the workplace and at home with proprietary technology utilizing high-energy ultraviolet radiation (UV) inside a “killing chamber” which destroys airborne bacteria, viruses and allergens. The product also reduces odors, and the concentrations of Volatile Organic Compounds (VOCs). We plan to develop and market products, which will improve indoor air quality effectively, efficiently, economically and do so in an environmentally friendly way.

Our product safely kills over 99% of airborne bacteria and viruses proven through extensive independent laboratory testing.

`

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

`

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

Consumer and Sleep Market

Products utilizing filters (standard and HEPA) dominate the consumer market. Electrostatic products are starting to appear in a portable form. Recent Clinical studies have shown that the biggest environmental factor affecting sleep related problems is Indoor Air Pollution. The Viratech UV-400 treats all forms of Indoor Air Pollution, and customers have raved about the device’s ability to significantly improve their quality of sleep. As further studies have shown that sleep disorders may be the “Smoking Gun” of health problems, significantly raising the risk of cancer, stroke, diabetes, depression and obesity, our units ability to improve the quality and duration of sleep should give the Company distinct marketing advantages in gaining market share in the $25 billion market for sleep-related products. To this end, the Company has already begun distributing the Viratech UV-400 to 20 furniture stores.

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

The inside of the cartridge is coated with a layer of the photo catalyst Titanium Dioxide (TiO2). Combined with the UV light source and moisture in the air, the hydroxyl radicals produced by the TiO2 accelerate the breakdown of the molecular bonds of odors and Volatile Organic Compounds (VOCs) and are converted into harmless water vapor and carbon dioxide. The result of this reaction is a reduction in the concentration of odors and Volatile Organic Compounds.

`

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

New Products

The Company is presently involved with the next generation of products which will utilize some new technologies. New products will use a variation of the current UV killing chamber technology as well. Thus, the unit will “Kill and Trap.” The new lineup will be designed to be sold at various price points and will require independent EPA/FDA certified lab results to support every claim. The unit will have an aesthetically pleasing design, which will make it desirable for various markets. The Company has already been in contact with noted Allergy Specialists that are interested to get prototypes. The product will be sold through market driven distribution channels.

`

RX Air Product Line

On January 24, 2011, UV Flu Technology bought the entire inventory, assets, patents and trademarks of Rx Air, a 15 year old company based in Dallas, Texas, which manufactures a line of some of the world’s best HEPA based air purifiers. The Company’s product lines include:

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

On June 30, 2015 the RX Air production facility in Texas was closed and all production was moved to a contract manufacture in order to cut unnecessary cost.

Customers

We currently have units in operation in a number of hotels around the United States. Our units are also in numerous hair and nail salons, pet kennels, test labs, and over 350 hospitals worldwide, including the Baylor Healthcare System, Kaiser Permanente, the George Washington University Hospital, Providence Medical Center, and the University Medical Center. The Company’s products are in a number of restaurants, casinos, and military installations, as well.

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

Our products compete broadly with other current companies offering air purification products, including companies that offer UV air purification. Honeywell is one of the best-known brand names in the commercial segment of the market. In the consumer market segment, we compete with Honeywell, IQ Air, Blue Air and Airocide brands, all of which compete at the middle and upper-middle price points with HEPA-based products. We believe we are one of the few companies that publish laboratory reports of our products’ performance capabilities.

 Research and Development

Our research and development activities are focused principally on the development of new products that serve the air purification market and on significant upgrades to our existing products. We have also developed a metal, wall mounted commercial version of the RX-3000, called the RX-4000, for International and Commercial markets, where floor space is at a premium.

Manufacturing

Our manufacturing strategy is to utilize high quality, low cost contract manufacturers to provide the routine production of our products. We have recently changed our contract manufacturer in China. The manufacturer produces medical grade products for numerous well known international companies. They have begun production on the current product and have unlimited resources and capacity. They have also taken an equity position in the Company.

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

`

NorthEast Laboratories Test Results on the ViraTech UV-400 Unit

Microbe	Population	Population	Inactivation	Average	k	Effective
	Before	After	%	%	cm2/μW	Dose μW-
					-s	s/cm2
Bacillus subtilis	420	<1	99.76	99.71	0.001686	3583
	300	<1	99.67			3383
Pseudomonas	8370	29	99.65	99.72	0.002375	2385
Aeruginosa	140,000	300	99.79			2588
Klebsiella pneumoniae	19,000	79	99.58	99.1	0.000548	10005
	20,360	280	98.62			7822
Staphylococcus aureus	600	7	98.83	99.3	0.003475	1281
	16,000	36	99.78			1754
Effective Mean UV Dose						4100
UVGI Rating Value (URV)						15

Note: Results for Bacillus represent a minimum.

Source: Northeast Laboratories, Inc. 129 Mill Street, Berlin, CT 06037

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

Our ViraTech UV-400 product was cleared by the FDA as a Class II medical device in November 2008. FDA clearance to sell our product as a Class II medical device provides invaluable credibility in the marketplace. By granting a listing, the FDA indicates it has reviewed all aspects of a product, including efficacy of the technology, independent test results and product safety to insure that the product complies with our claims. Few air purification products are listed by the FDA, and it is extremely important that we expend the resources necessary to maintain this listing as a Class II medical device with the FDA. The Company has concluded independent lab tests, which show the rates of inactivation on a MS-2 virus surrogate were comparable to the results shown with bacteria.

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

`

Environmental Laws

We do not manufacture the products that we sell and are therefore not subject to environmental laws that regulate the manufacture of products. The plants that manufacture our products may be subject to environmental regulations and will have to comply with such regulations in order to deliver marketable products to us. We may be required to comply with national and international environmental regulations related to shipping, storage and disposal of our products and our quality management system will ensure that we are in compliance with all relevant environmental laws.

Patents and Proprietary Rights

We own the rights to U.S. Patent No. 6,939,397 with 43 claims covering innovative removable cartridge, housing, UV chamber, UV radiation source, and baffle technology. We also, through our RX Air subsidiary, own the rights to U.S. Patent No. US 6680028 B1, which covers air cleaning units containing an air filter, UV lights, and a photocatalytic filter. We also own a number of trademarks.

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

Backlog

We currently have no backlog of orders.

Employees

As of September 30, 2015, we had 1 full-time employee, although we engage contractors as necessary and each of our officers and directors devotes a portion of their time to the affairs of our Company.

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

We incurred net losses of $946,666 for our fiscal year ended September 30, 2015. As of September 30, 2015, we had an accumulated deficit of $5,252,463. We have not achieved profitability in any period, and we expect to continue to incur net losses for the foreseeable future. Should we continue to incur net losses in future periods, we may not be able to increase the number of employees or our investment in capital equipment, sales and marketing programs and research and development in accordance with present plans. Continuation of net losses may also require us to secure additional financing sooner than expected. Such financing may not be available in sufficient amounts, or on terms acceptable to us and may dilute existing shareholders.

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

We expect to grow as we execute our business strategy. Rapid growth would place a significant strain on our management and operational resources. In addition, we expect the demands on our infrastructure and technical support resources to grow along with our customer base, and if we are successful in implementing our marketing strategy, it could experience difficulties responding to demand for our products and technical support in a timely manner and in accordance with market expectations. These demands may require the addition of new management personnel or the development of additional expertise by existing management personnel. There can be no assurance that our networks, procedures or controls will be adequate to support our operations or that management will be able to keep pace with such growth. Failure to manage growth effectively could have a material adverse effect on our business, operating results and financial condition.

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

`

We acquired air purification technology and products from AmAirpure, Inc. in 2009, and in the future we may acquire more air purification technologies, businesses or assets. The integration of acquired businesses, technologies or assets requires significant effort and entails risks. We may find it difficult to integrate operations of acquired businesses as personnel may leave and licensees, distributors or suppliers may terminate their arrangements or demand amended terms to these arrangements. Additionally, our management may have their attention diverted while trying to integrate businesses or assets that may be acquired. If we are not able to successfully integrate any businesses or assets that we acquire, we may not realize the anticipated benefits of these acquisitions.

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

`

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

`

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

Our product like most consumer products can be affected by the economy, production capabilities and competition. A limited public trading market exists for our common stock, which makes it more difficult for our stockholders to sell their common stock in the public markets.

A limited public trading market exists for our common stock, which makes it more difficult for our stockholders to sell their common stock in the public markets.

Although our common stock is quoted on the OTC Link operated by OTC Markets Group, Inc., on the OTC Pink exchange, under the symbol “UVFT,” there is currently no active public trading market for our common stock. No assurance can be given that an active market will develop or that a stockholder will ever be able to liquidate our shares of common stock without considerable delay, if at all. Many brokerage firms may not be willing to effect transactions in our securities. Furthermore, our future stock price may be impacted by factors that are unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, lack of available credit, interest rates or international currency fluctuations may adversely affect the future market price and liquidity of our common stock.

Our common stock may be subject to the penny stock rules which may make it more difficult to sell our common stock.

Because our common stock is not listed on any national securities exchange, trading in our common stock is also subject to the regulations regarding trading in “penny stocks,” which those securities are trading for less than $5.00 per share. The following is a list of the general restrictions on the sale of penny stocks:

`

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

Pursuant to our Articles of Incorporation, we have, as of the date of this Report, 150,000,000 shares of common stock authorized. As of the date of this Report, we have 132,267,712 shares of common stock issued and outstanding. As a result, our Board of Directors has the ability to issue a large number of additional shares of common stock without shareholder approval, which if issued could cause substantial dilution to our then shareholders.

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

`

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

We currently maintain our registered offices at 250 Parkway Dr. Suite 150 Lincolnshire, IL 60069. Our RX Air Manufacturing facility, located at 3323 Garden Brook Dive, Farmers Branch, TX 75234, closed in the fiscal year ended September 30, 2015.

ITEM 3.	LEGAL PROCEEDINGS.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

`

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Since inception, there has been a limited trading market for our common stock. Our common stock is quoted on OTC Link operated by OTC Markets Group, Inc., on the OTCPink exchange, under the symbol “UVFT”, (“OTCPink”) exchange under the symbol UVFT. Our common stock has been listed on the OTCPink or its predecessor, OTCBB, since November 12, 2009. Prior to that time, there was no public market for our common stock. The table below lists the high and low closing prices per share of our common stock for the periods indicated, as quoted on OTCPink.

Fiscal 2014	High	Low
First Quarter	$0.05	$0.02
Second Quarter	$0.07	$0.02
Third Quarter	$0.05	$0.02
Fourth Quarter	$0.04	$0.02

Fiscal 2015	High	Low
First Quarter	$0.04	$0.02
Second Quarter	$0.03	$0.02
Third Quarter	$0.03	$0.02
Fourth Quarter	$0.02	$0.01

Trading in our common stock has been sporadic and the quotations set forth above are not necessarily indicative of actual market conditions. All prices reflect inter-dealer prices without retail mark-up, mark-down, or commission and may not necessarily reflect actual transactions.

Stockholders

As of January 31, 2016, we had 132,267,712 shares of common stock outstanding held by an estimate of 1,200 stock holders.

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

Securities Authorized For Issuance under Equity Compensation Plans

There are no securities authorized for issuance under any equity compensation plans during the fiscal year ended September 30, 2015.

Purchases of Equity Securities by the Issuer and Affiliated Purchases

There were no issuer purchases of our equity securities during the fiscal year ended September 30, 2015.

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

The discussion and financial statements contained herein are for our fiscal years ended September 30, 2015 and 2014. The following discussion regarding our financial statements should be read in conjunction with our financial statements included herewith.

Financial Condition as of September 30, 2015

We reported total current assets of $136,705 at September 30, 2015, consisting of cash, accounts receivables, inventories and prepaid expenses and other current assets. Total current liabilities reported of $849,848 consisted of $535,071 in accounts payable and accrued expenses and $314,777 in current debt obligations. We had a working capital deficit of ($713,143) at September 30, 2015.

Net loss decreased from $993,371 for the year ended September 30, 2014 to $946,666 for the year ended September 30, 2015.

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

`

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

Cash and Cash Equivalents

As of September 30, 2015, we had cash of $12,787. As such, we anticipate that we will have to raise additional capital through equity financings to fund our operations and execute our business plan during the next 6 to 12 months.

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

Our management routinely makes judgments and estimates about the effects of matters that are inherently uncertain. As the number of variables and assumptions affecting the probable future resolution of the uncertainties increase, these judgments become even more subjective and complex. Our significant accounting policies are discussed in Note 3 to our consolidated financial statements for the fiscal year ended September 30, 2015 included in the Form 10-K. We have identified the following accounting policies, described below, as the most important to an understanding of our current financial condition and results of operations.

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

`

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

Fair Value of Financial Instruments

The carrying value of our financial instruments consist of cash, accounts receivable, accounts payable and accrued expenses, derivative liabilities and debt instruments as of September 30, 2015 and 2014. See Note 11 for discussion regarding the classification of our financial instruments.

Cash

Cash is comprised of cash on hand and demand deposits.

Credit Risks

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At September 30, 2015 and 2014, the Company had no funds in excess of the FDIC insured limits.

Customer Concentrations

For the year ended September 30, 2015, 82% of our sales were from one customer. For the year ended September 30, 2014, 48% of our net sales were with two customers. As of September 30, 2015, accounts receivable from one customer comprised 98% of the company’s accounts receivable.

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

The Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors. Based on this assessment there were no impairments needed as of September 30, 2015 or 2014.

`

Derivative Liabilities

The Company evaluates stock options, stock warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under the relevant sections of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815-40, Derivative Instruments and Hedging: Contracts in Entity’s Own Equity . The result of this accounting treatment could be that the fair value of a financial instrument is classified as a derivative instrument and is marked-to-market at each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statements of operations as other income or other expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Financial instruments that are initially classified as equity that become subject to reclassification under ASC Topic 815-40 are reclassified to a liability account at the fair value of the instrument on the reclassification date.

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

Stock-based compensation expense recognized during a period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest and is amortized under the straight-line attribution method. As share-based compensation expense recognized in the accompanying statements of operations for the years ended September 30, 2015 and 2014 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. The fair value method requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company estimates forfeitures based on historical experience. Changes to the estimated forfeiture rate are accounted for as a cumulative effect of change in the period the change occurred.

Since the Company has a net operating loss carry-forward as of September 30, 2015, no excess tax benefits for tax deductions related to share-based awards were recognized from stock options exercised in the year ended September 30, 2014 that would have resulted in a reclassification from cash flows from operating activities to cash flows from financing activities.

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

`

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

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had $0 accrued for interest and penalties on each of the Company’s consolidated balance sheets at September 30, 2015 and 2014.

The Company is subject to taxation in the U.S. and various state jurisdictions. Since no tax returns have been filed, all years are subject to examination by the U.S. and Illinois tax authorities due to the carry-forward of unutilized net operating losses. The Company does not foresee material changes to its gross uncertain income tax position liability within the next twelve months.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 supersedes the revenue recognition requirements in FASB Topic 605, “Revenue Recognition ". The ASU implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. On April 1, 2015, the FASB proposed deferring the effective date by one year to December 15, 2017 for annual reporting periods beginning after that date. The FASB also proposed permitting early adoption of the standard, but not before the original effective date for reporting periods beginning after December 15, 2016. The Company has not selected a transition method and management has not yet selected a transition method and is currently assessing the impact the adoption of ASU 2014-09 will have on our consolidated financial statements.

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

`

Results of Operations for the Year Ended September 30, 2015 as Compared to the Year Ended September 30, 2014

Sales and Rental Revenue

During the fiscal year ended September 30, 2015, we recognized net revenue of $175,513 as compared to $113,743 for the year ended September 30, 2014. The increase is primarily related to the increase in sales from our new product line, reflecting a larger market penetration of our product in the residential market.

General and Administrative Expenses

During the fiscal year ended September 30, 2015, we incurred total expenses of $949,855 as compared to $1,023,421 for the year ended September 30, 2014. The change is primarily related decrease in office and administration, and consulting expenses, offset by an increase in marketing and professional fees due to an increase in business activity associated with development of the new product line.

The expenses are as follows:

	September 30, 2015	September 30, 2014

Depreciation	$10,927	$4,085
Marketing	77,172	22,000
Office and administration	454,567	691,779
Professional fees	323,866	111,853
Consulting	83,323	193,704
Total	$949,855	$1,023,421

Depreciation and amortization expense was $10,927 for the year ended September 30, 2015 and $4,085 for the year ended September 30, 2014.

Marketing expenses increased from $22,000 to $77,172, as many of the marketing materials were developed in the current year. Professional fees increased as many of the costs were absorbed by the consultants themselves.

The decrease in office and administration is related to the closing of RXAir Dallas which was closed June 30, 2015 in favor of using a contract manufacturer and keeping a very close watch on all expenses related to office and administration for the entire company. We only spent on what we absolutely needed. We believed that going to a contract manufacturer to build the RX3000 would save money on the daily operation of having to keep a factory open for a product with small sales currently.  During the time it took to close down the factory we only sent funds again for what was absolutely needed in order to get it ready to close. In regards to decrease in consulting expenditures we have kept a close eye on what had been spent on consulting the previous year and what was absolutely needed. We have been trying to expand business and have found ways to cut costs where possible.

Net Loss

During the fiscal year ended September 30, 2015, our net loss was $946,666 as compared to $993,371 for the year ended September 30, 2014. The decrease in net loss is due to a change in our total expenses of $949,855 for the year ended September 30, 2015 as compared to $1,023,421 for the year ended September 30, 2014.

Liquidity and Capital Resources

As of September 30, 2015, we had cash of $12,787 and working capital deficit of $(713,143). During the year ended September 30, 2015, we funded our operations from receipts of sales revenues and proceeds from stock sales. In order to survive, we are dependent on increasing our sales volume. Additionally, we plan to continue to raise additional equity capital, and believe that this will provide sufficient working capital to fund our operations for at least the next 12 months. Changes in our operating plans, increased expenses, additional acquisitions, or other events may cause us to seek additional equity or debt financing in the future.

For the year ended September 30, 2015, we used $379,714 in cash flows to fund operating activities as compared to $427,575 for the year ended September 30, 2014.

For the year ended September 30, 2015, cash flows used in investing activities was $0.

For the year ended September 30, 2015, cash flows provided from financing activities was $387,753 from proceeds from common stock subscribed as compared to $424,848 for the year ended September 30, 2014.

We anticipate that our cash flow will improve as our product shipments ramp up in our third quarter of 2016. Any additional funding will be equity, or order based, in order to fund the ramp up of existing production.

Off-Balance Sheet Arrangements

We presently do not have any off-balance sheet arrangements.

Capital Expenditures

We spent $0 for the purchase of equipment for the fiscal year ended September 30, 2015 and $382 in the fiscal year ended September 30, 2014.

Contractual Obligations

The following table outlines payments due under our significant contractual obligations over the periods shown, exclusive of interest:

Payments Due by
Period
Contractual Obligations		Less than			More than
At September 30, 2015	Total	1 Year	1-3 Years	3-5 Years	5 Years
Total Debt	$314,777	$314,777	$-	$-	$-
Lease Obligations	$-	$-	$-	$-	$-

The above table outlines our obligations as of September 30, 2015 and does not reflect any changes in our obligations that have occurred after that date.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer along with our Principal Financial Officer, of the effectiveness of the design of the our disclosure controls and procedures (as defined by Exchange Act Rule 13a-15(e) and 15d-15(e)) as of the end of our fiscal year pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer along with our Principal Financial Officer concluded that our disclosure controls and procedures are not effective at September 30, 2015 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement or our annual or interim financial statements will not be prevented or detected on a timely basis. Management has concluded that our internal controls over financial reporting were not effective as of September 30, 2015 due to the following:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION.

There were no items requiring reporting on Form 8-K that were not reported on Form 8-K during the fourth quarter of the year covered by this Form 10-K.

`

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

Person	Age	Position

Michael S. Ross	63	President, Treasurer, Chief Executive Officer, Chief Financial Officer, and Director

Thomas J. Mahowald	60	Director

Jeremy Noonan	48	Director

Jerrold B. Leikin	61	Director

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

Glenn Bushee, Director. On April 2013, our Board of Directors appointed Glenn Bushee to the Board of Directors of UV Flu Technologies. Mr. Bushee currently is President and CEO of Brite-Strike Technologies, a publicly traded manufacturer of tactical flashlights and related lighting products. He has served in senior management positions in a variety of companies, including Sunbeam, Shop-Vac, and McCullough Chain saws. Mr. Bushee was educated at the University of Massachusetts at Amherst, with a BS in Business Administration received in 1978. Mr. Bushee resigned effective December 1, 2015.

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

`

Jerrold B. Leikin, MD., Director. On October 22, 2013 our Board of Directors appointed Dr. Jerrold B. Leikin as a member of the Board of Directors. Dr. Leikin is a medical doctor who runs one of the only dedicated comprehensive clinical toxicology programs in the country, located in Illinois. He is on staff at all local institutions and does bedside evaluations of all clinical toxicology issues throughout the corporation. He has an outpatient practice for individuals and companies evaluation at Glenbrook, Illinois hospital through the OMEGA occupational health center. Dr. Leikin has written the standard textbooks for toxicology used throughout the country and internationally, is the editor of multiple bioterrorism and toxicology textbooks and had published hundreds of peer-reviewed publications. He is also the senior editor for the monthly primary care journal, Disease-A-Month. He has consulted for his expertise locally, nationally and internationally for a variety of toxicological and bioterrorism related events. As one of the initial medical directors of the Illinois Poison Center, Dr. Leikin teaches residents and fellows focusing on a myriad of toxicological issues brought up through the poison center each day. Dr. Leikin also serves multiple other states as a consultant for other issues requiring his expertise. Dr. Leikin was chosen to serve as a director for his expertise in the medical field.

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

Significant Employees

As of September 30, 2015, we had 1 full-time employee, although we engage contractors as necessary and each of our officers and directors devotes a portion of his and her time to the affairs of our Company.

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

`

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

To our knowledge, based solely on our review of the copies of the Section 16(a) reports furnished to us and a review of our shareholders of record for the fiscal year ended September 30, 2015, we believe that each person who, at any time during such fiscal year was a director, officer, or beneficial owner of more than 10% of our common stock, complied with all Section 16(a) filing requirements during such fiscal year.

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

Compensation Summary

Summary Compensation Table

Non-qualified
							Non Equity	Deferred
					Stock	Option	Incentie Plan	Compensation	All Other
			Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Name and Principal			($)	($)	($)	($)	($)	($)	($)	($)
Position (a)			(c)	(d)	(e)(2)	(f)	(g)	(h)	(i)	(j)
Michael S. Ross, President, Treasurer, Chief Executive Officer,	2015	*	$104,000	$ #	$46,000	$0	$-	$-	$-	$150,000
Chief Financial Officer, and Director	2014	*	$104,000	$ #	$23,000	$70,000	$-	$-	$-	$197,000

•	Actual salary received by Michael Ross in 2015 and 2014 was $51,409 and $76,000 respectively

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

Outstanding Equity Awards at Fiscal 2015 Year-End

None of our named executive officers had any outstanding equity awards as of the fiscal year ended September 30, 2015 except as follows:

Option Awards
						Market
						value at
					Number of	grant date
	Number of Securities	Number of Securities			shares or	of shares
	Underlying	Underlying	Option		units of	of units of
	Unexercised Options	Unexercised Options	Exercise	Option	stock that	stock that
	(a)	(#)	Price	Exercise	have not	have not
Name	Exercisable	Unexercisable (1)	($)	Date	vested (#)	vested '($)
Michael S.Ross	3,500,000	-	$ 0.02	March 2022	-	-
John J. Lennon	1,300,000	-	$ 0.03	November 2016	-	-

Consulting Services - 2014	3,917,000	-	$ 0.025	August 2016	-	-
Jim Ouellette - 2014	433,333		$ 0.035	August 2016	-	-
Consulting Services - 2013	125,000	-	$ 0.030	August 2016	-	-

(1) The options are fully vested at September 30, 2015.

 (2) Effective 10/1/2013 Mr. Ross was appointed our new Chief Executive Officer.

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

`

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

Option Exercises and Vested Stock in Fiscal 2015

None of our named executive officers exercised stock options or had any restricted stock during the fiscal year ended September 30, 2015.

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

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of  February 10, 2016, the number and percentage of outstanding shares of our common stock owned by (i) each person known to us to beneficially own more than 5% of our outstanding common stock, (ii) each director, (iii) each named executive officer, and (iv) all executive officers and directors as a group. Share ownership is deemed to include all shares that may be acquired through the exercise or conversion of any other security immediately or within the next 60 days. Such shares that may be so acquired are also deemed outstanding for purposes of calculating the percentage of ownership for that individual or any group of which that individual is a member. Unless otherwise indicated, the stockholders listed possess sole voting and investment power with respect to the shares shown.

	Amount and
	Nature of
Name and Address of Beneficial Owner	Beneficial	Percent of Class
(1)	Ownership (2)	of Common Stock

Directors and Executive Officers
Michael S. Ross	8,188037	6.19%
250 Parkway Drive, Suite 150
Lincolnshire, IL 60069

Thomas J. Mahowald	1,861,155	1.36%
250 Parkway Drive, Suite 150
Lincolnshire, IL 60069

Glenn Bushee	1,137,405	0.86%
250 Parkway Drive, Suite 150
Lincolnshire, IL 60069

Dr. Jerrold Leikin	893,655	0.68%
250 Parkway Drive, Suite 150
Lincolnshire, IL 60069

Jeremy Noonan	893,655	0.68%
250 Parkway Drive, Suite 150
Lincolnshire, IL 60069

All directors and executive officers as a group (5 persons)	11,230,864	9.76%
(1)

Unless otherwise noted, the security ownership disclosed in this table is of record and beneficial. Unless provided for otherwise, the address for each of the beneficial owners named below is the Company’s business address.  Mr. Ross owns 4,688,037 shares of common stock, and an option to purchase 3.5 million shares at $.02 per share, which options are immediately exercisable.

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

Related Party Transactions

During the years ended September 30, 2015 and 2014, the Company paid Chamberlain approximately $0 and $14,000 in compensation for consulting work respectively.  In 2014, Chamberlain received cash receipts for $10,500 for the sales of UV Flu product and $23,000 was paid to Chamberlain Capital Partners for consulting expenses related to UV Flu.

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

KMJ has audited our financial statements for the year ended September 30, 2015 and 2014.

The following is a summary of the fees billed to the Company by KMJ and SM for professional services rendered for the years ended September 30, 2015 and 2014. These fees are for work performed in the years indicated and, in some instances, we have estimated the fees for services rendered but not yet billed.

The Board of Directors approves all audit and audit-related fees. The Board of Directors is required to pre-approve all non-audit services to be performed by the auditor. The percentage of hours expended on the principal accountant's engagement to audit the

`

Company's financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was 0%.

	KMJ		SM
	2015	2014	2014
Audit Fees:
Consists of fees billed for professional services rendered for the audit of the Company’s annual financial statements and the review of the interim financial statements included in the Company’s Quarterly Reports (together, the “Financial Statements” ) and for services normally provided in connection with statutory and regulatory filings or engagements	$43,450	$20,000	$21,075
Other Fees:
Audit-Related Fees
Consists of fees billed for assurance and related services reasonably related to the performance of the annual audit or review of the Financial Statements (defined above)		—	—
Tax Fees
Consists of fees billed for tax compliance, tax advice and tax planning		—	—
All Other Fees
Consists of fees billed for other products and services not described above		—	—
Total All Fees	$43,450	$20,000	$21,075

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibits

The following exhibits are included as part of this report by reference:

3.1(a)	Articles of Incorporation, as amended (1)

3.2	Bylaws of the Company (2)

10.1	Asset Purchase Agreement dated December 16, 2009 (3)

10.2	Letter of Intent by and between The Red Oak Trust and UV Flu Technologies, Inc., dated October 28, 2010 (4)

14.1	Code of Ethics (5)

16.1	Letter regarding change of Independent Registered Public Accounting Firm dated December 4, 2014 (6)

31.1	Rule 13(a) — 14(a)/15(d) — 14(a) Certification (Principal Executive Officer)

31.2	Rule 13(a) — 14(a)/15(d) — 14(a) Certification (Principal Financial Officer)

32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

UV FLU TECHNOLOGIES, INC.

Date: March 28, 2016	By:	/s/ Michael S. Ross
Michael S. Ross
Chief Executive Officer, Chief Financial Officer,
President, and Director

Date: March 28, 2016	By:	/s/ Thomas J. Mahowald
Thomas J. Mahowald
Director

Date: March 28, 2016	By:	/ s/ Jerrold Leiken
Jerrold Leiken
Director

Date: March 28, 2016	By:	/ s/ Jeremy Noonan
Jeremy Noonan
Director

`

UV FLU TECHNOLOGIES, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 AND 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
UV Flu Technologies, Inc.

We have audited the accompanying consolidated balance sheets of UV Flu Technologies, Inc. (the “Company”) as of September 30, 2015 and 2014, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit on its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of UV Flu Technologies, Inc. as of September 30, 2015 and 2014, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has had recurring losses from operations, and has negative working capital of ($713,143) and an accumulated deficit of ($5,252,463) as of September 30, 2015. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these factors are also described in Note 2. The consolidated financial statements do not include any adjustments to reflect possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of this uncertainty.

/s/ KMJ Corbin & Company LLP

Costa Mesa, California
March 28, 2016

UV FLU TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEET

	September 30,	September 30,
	2015	2014
ASSETS
Current assets:
Cash	$12,787	$4,748
Accounts receivable, net	40,976	-
Inventories	73,379	170,891
Prepaid expenses and other current assets	9,563	7,547
Total current assets	136,705	183,186
Property and equipment, net	29,651	40,578
Total assets	$166,356	$223,764
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$535,071	$385,321
Derivative liabilities	-	213,843
Debt obligations	314,777	315,140
Total liabilities	849,848	914,304

Stockholders' deficit:
Common stock, par value $0.001 per share, 150,000,000 and 75,000,000 shares authorized, and	84,968	73,908
84,968,333 and 73,907,263 shares outstanding at September 30, 2015 and 2014, respectively
Common stock subscribed but unissued	519,594	30,000
Additional paid-in capital	3,964,409	3,511,349
Accumulated deficit	(5,252,463)	(4,305,797)
Total stockholders' deficit	(683,492)	(690,540)
Total liabilities and stockholders' deficit	$166,356	$223,764

See accompanying notes to consolidated financial statements

UV FLU TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended September 30,
	2015	2014
Net sales	$175,513	$113,743
Cost of sales	155,611	107,517
Gross profit	19,902	6,226

Operating expenses:
General and administrative	949,855	1,023,421
Loss from operations	(929,953)	(1,017,195)

Other income (expense):
Interest expense	(60,216)	(64,430)
Change in fair value of derivative liabilities	43,503	88,254
Total other income (expense), net	(16,713)	23,824

Net loss	$(946,666)	$(993,371)

Net loss per share - basic and diluted	$(0.01)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted	81,953,049	69,334,379

See accompanying notes to consolidated financial statements

UV FLU TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Common Stock		Common Stock Subscribed but Unissued			Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount	Shares		Amount
Balances October 1, 2013	61,587,763	$61,589	-		$-	$3,227,832	$(3,312,426)	$(23,005)
Issuance of shares for services	1,600,000	1,600	-		-	78,400	-	80,000
Issuance of shares for cash	8,434,000	8,434	-		-	310,196	-	318,630
Issuance of shares for interest	1,053,000	1,053	-	.	-	70,947	-	72,000
Issuance of shares for warrant exercise	312,500	312	-		-	13,751	-	14,063
Issuance of shares for compensation	920,000	920	-	.	-	42,320	-	43,240
Stock - based compensation expense	-	-	-		-	70,000		70,000
Common stock subscribed but unissued	-	-	1,200,000		30,000	-	`	30,000
Reclassification of equity derivative liabilities due to insufficient authorized shares	-	-	-		-	(302,097)	-	(302,097)
Net loss	-	-	-		-	-	(993,371)	(993,371)
Balance September 30, 2014	73,907,263	73,908	1,200,000		30,000	3,511,349	(4,305,797)	(690,540)
Issuance of common stock subscribed	1,200,000	1,200	(1,200,000)		(30,000)	28,800	-	-
Issuance of warrant for services	-	-	-		-	6,630	-	6,630
Issueance of common stock for interest and services	9,861,070	9,860	-	.	-	247,290	-	257,150
Common stock subscribed but unissued	-	-	28,059,574		519,594	-	-	519,594
Reclassification of derivative liabilities to equity	-	-	-		-	170,340	-	170,340
Net loss	-	-	-		-	-	(946,666)	(946,666)
Balance September 30, 2015	84,968,333	$84,968	28,059,574		$519,594	$3,964,409	$(5,252,463)	$(683,492)

See accompanying notes to consolidated financial statements

UV FLU TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended September 30,
CASH FLOWS FROM OPERATING ACTIVITIES:	2015	2014
Net loss	$(946,666)	$(993,371)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	10,927	4,085
Stock-based compensation expense	6,630	70,000
Shares issued for compensation	-	43,240
Shares issued for services and interest	257,150	152,000
Change in fair value of derivative liabilities	(43,503)	(88,254)
Change in operating assets and liabilities
Accounts receivable	(40,976)	670
Inventories	97,512	84,155
Prepaid expenses and other current assets	129,462	10,828
Accounts payable and accrued expenses	149,750	289,072
Net cash used in operating activities	(379,714)	(427,575)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(382)

Net cash used in investing activities	-	(382)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on debt obligations	(363)	(4,345)
Proceeds from common stock subscribed, released from escrow	223,116	-
Proceeds from common stock subscribed but unissued	165,000	-
Proceeds from debt obligations	-	96,500
Proceeds from exercise of options	-	14,063
Proceeds from sale of common stock	-	318,630
Net cash provided by financing activities	387,753	424,848

Net change in cash	8,039	(3,109)
Cash, beginning of period	4,748	7,857
Cash, end of period	$12,787	$4,748

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$1,524
Cash paid for income taxes	$-	$-

Supplemental disclosures of non-cash investing and financing activities:
Accrued interest added to the principal balance of debt obligations	$-	$5,000
Stock subscribed but unissued	$519,594	$30,000
Issuance of previously subscribed common stock	$30,000	$-
Reclassification of equity to derivative liabilities due to insufficient authorized shares	$-	$302,097
Reclassification of derivative liability to equity	$170,340	$-
Addition to property and equipment through accounts payable	$-	$10,000

See accompanying notes to consolidated financial statements

UV FLU TECHNOLOGIES, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended September 30, 2015 and 2014

1.	DESCRIPTION OF BUSINESS

UV Flu Technologies, Inc. (referred to herein as “Company” “we”, “us”, “our” and similar terms) was incorporated as Northwest Chariots Incorporated in the State of Nevada, United States of America, on April 4, 2006. On November 12, 2009, the Company changed its name from Northwest Chariots Incorporated to UV Flu Technologies, Inc. The Company’s fiscal year end is September 30. We acquired our subsidiary, RxAir Industries, LLC., on January 31, 2011. The consolidated financial statements as of and for the years ended September 30, 2015 and 2014 contain the accounts and activities of UV Flu Technologies, Inc. and RxAir Industries, LLC. All intercompany accounts and transactions have been eliminated in consolidation.

2.	GOING CONCERN AND MANAGEMENT’S PLAN

The Company’s consolidated financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has had recurring losses from operations and has negative working capital of ($713,143) and an accumulated deficit of ($5,252,463) as of September 30, 2015. The Company will need to raise additional capital to continue as a going concern. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Out-of-Period Adjustment

During the year ended September 30, 2015, the Company recorded an out-of-period adjustment related to the correction of an understatement of prepaid expenses and other current assets, common stock subscribed but not issued and expenses related to the year ended September 30, 2014.  Prepaid expenses and other current assets were understated by $78,454, common stock subscribed but not issued was understated by $165,000 and general and administrative expenses were understated by $86,546. The recording of the out-of-period adjustment during the year ended September 30, 2015, had the effect of increasing net loss and is included in general and administrative expenses in the accompanying consolidated statement of operations. The Company does not believe the correction of this error is material to its consolidated financial statements for any prior periods or for the year ended September 30, 2014.

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

 Fair Value of Financial Instruments

The carrying value of our financial instruments consist of cash, accounts receivable, accounts payable and accrued expenses, derivative liabilities and debt instruments as of September 30, 2015 and 2014. See Note 10 for discussion regarding the classification of our financial instruments.

Cash

Cash is comprised of cash on hand and demand deposits.

Credit Risks

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At September 30, 2015 and 2014, the Company had no funds in excess of the FDIC insured limits.

Customer Concentrations

For the year ended September 30, 2015, 82% of our net sales were from one customer. For the year ended September 30, 2014, 48% of our net sales were with two customers. As of September 30, 2015, accounts receivable from one customer comprised 98% of the Company’s accounts receivable.

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

Equipment	3 -5 years

 The Company reviews the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors. Based on this assessment there were no impairments needed as of September 30, 2015 or 2014.

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

As of September 30, 2014 and through October 15, 2014, certain of the Company’s stock options, stock warrants and convertible debt instruments were accounted for as derivative liabilities due to insufficient authorized shares of common stock to settle outstanding contracts. The Company estimated the fair value of these stock options, stock warrants and embedded conversion features using the Black-Scholes-Merton option pricing model (“Black-Scholes”).

Stock-Based Compensation

The Company grants options to purchase the Company’s common stock to employees and directors under stock option plans. The benefits provided under these plans are stock-based payments that the Company accounts for using the fair value method.

In accordance with ASC Topic 718, the fair value of each option award for employees and directors is estimated on the date of grant using Black-Scholes that uses assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, expected stock price volatility, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends. Expected volatilities are based on the historical volatility of the Company’s common stock and other factors. The expected terms of options granted are based on analyses of historical employee termination rates and option exercises. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of the grant. Since the Company does not expect to pay dividends on common stock in the foreseeable future, it estimated the dividend yield to be 0%.

Stock-based compensation expense recognized during a period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest and is amortized under the straight-line attribution method. As stock-based compensation expense recognized in the accompanying consolidated statements of operations for the years ended September 30, 2015 and 2014 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. The fair value method requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company estimates forfeitures based on historical experience. Changes to the estimated forfeiture rate are accounted for as a cumulative effect of change in the period the change occurred.

 The Company accounts for equity issuances to non-employees in accordance with ASC Topic 505.  All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the third-party performance is complete or the date on which it is probable that performance will occur.

Revenue Recognition

It is our policy that revenues will be recognized in accordance with ASC Topic 605. Revenues are recognized only when the Company has transferred to the customer the significant risk and rewards of ownership of the goods, title to the products transfers, the amount is fixed and determinable, evidence of an agreement exists, there is reasonable assurance of collection of the sales proceeds, the Company has no future obligations, and the customer bears the risk of loss. This occurs at the time of shipment (FOB shipping point) of the products from the Company’s third-party warehouse and an invoice is prepared. There are no rights of return and exchange is allowed only on defective products. Recognition of revenue is not affected as the right of exchange results in new units being shipped to the customer once defective units have been received by the Company and verified as defective.

Advertising

Advertising costs are expensed as incurred. Advertising costs for the years ended September 30, 2015 and 2014 were $77,172 and $14,299, respectively. These costs were included in general and administrative expenses.

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

The Company recognizes any uncertain income tax positions on income tax returns at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. There are no unrecognized tax benefits included in the consolidated balance sheets that would, if recognized, affect the effective tax rate.

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had $0 accrued for interest and penalties on each of the Company’s consolidated balance sheets at September 30, 2015 and 2014.

The Company is subject to taxation in the U.S. and various state jurisdictions. Since no tax returns have been filed, all years are subject to examination by the U.S. and Illinois tax authorities due to the carry-forward of unutilized net operating losses. The Company does not foresee material changes to its gross uncertain income tax position liability within the next twelve months.

Basic and Diluted Loss Per Share

Basic net loss per share is calculated by dividing net loss by the weighted-average common shares outstanding during the year. Diluted net loss per share is calculated by dividing the net loss by the weighted-average shares and dilutive potential common shares outstanding during the year. Dilutive potential shares consist of dilutive shares issuable upon the exercise of outstanding stock options, warrants using the treasury-stock method and convertible debt computed using as-if converted method. In periods of losses, basic and diluted loss per share are the same, as the effect of stock options, warrants and convertible debt on loss per share is anti-dilutive.

Reclassifications

Certain reclassifications have been made to the 2014 consolidated financial statements to conform to the 2015 consolidated financial statements presentation. These reclassifications had no effect on net loss or cash flows as previously reported.

 Recent Accounting Pronouncements

In May 2014, the FASB and the International Accounting Standards Board jointly issued ASU No. 2014-09, Revenue from Contracts with Customers, which clarifies the principles for recognizing revenue and develops a common revenue standard for GAAP and International Financial Reporting Standards. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. On July 9, 2015, the FASB approved amendments deferring the effective date by one year to December 15, 2017 for annual reporting periods beginning after that date and permitting early adoption of the standard, but not before the original effective date for reporting periods beginning after December 15, 2016. The Company has not selected a transition method and is currently assessing the impact the adoption of ASU 2014-09 will have on its consolidated financial statements.

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

4.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at September 30:

Depreciation expense of property and equipment for the years ended September 30, 2015 and 2014 amounted to $10,927 and $4,085, respectively.

	2015	2014

Tooling equipment	$40,341	$40,341
Office equipment	8,371	8,547
	48,712	48,888

Less accumulated depreciation	(19,061)	(8,310)

	$29,651	$578

5.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at September 30, 2015 and 2014 are as follows:

	September 30,
	2015	2014
Accounts payable	$331,355	$264,415
Accrued stock payable	62,000	10,000
Accrued expenses	106,857	90,306
Accrued payroll	34,859	20,600
Total accounts payable and accrued expenses	$535,071	$385,321

6.	DEBT OBLIGATIONS

The Company has a note payable which matured in September 2014.  As of September 30, 2015 and 2014, the balance due on this note is $3,277 and $3,640 respectively, of which all is current.

In August 2012, the Company borrowed $20,000. The note was originally due on December 21, 2012 but was extended to January 24, 2014. As part of the extension, the Company agreed to move $5,000 of accrued interest into the balance of the note and reduce the interest rate to 1% per month. As of September 20, 2015 and 2014, the balance of the note is $25,000.

During the year ended September 30, 2012, the Company borrowed $70,000. The note was payable on demand. The note was convertible at an amount that was less than the fair market value of the stock on the date the note was executed. This beneficial conversion feature was calculated at $25,714 and was amortized into interest expense immediately since the note was a demand note. During January 2013, the Company borrowed an additional $15,000 from the same entity and consolidated that and the previous $70,000 in loans into one promissory note in the amount of $85,000. The consolidated note was originally due in January 2014, but was extended to January 2015. The note is convertible at $0.04 per share and bears interest at 12% if interest is paid in cash and 24% if interest is paid in stock. The Company has the option to pay interest in shares of common stock at $0.04 per share. As of September 30, 2015 and 2014, the balance on this note is $85,000.

In July 2013, the Company borrowed $10,000. The note was due in July 2014, has an interest rate of 24% if interest is paid in cash and 48% if interest is paid in stock. The note is convertible at $0.04 per share. The Company has the option to pay interest on this note in stock at $0.04 per share. As of September 30, 2015 and 2014, the balance on this note is $10,000.

In July 2013, the Company borrowed $10,000. The note was due in July 2014, has an interest rate of 24% if interest is paid in cash and 48% if interest is paid in stock. The note is convertible at $0.04 per share. The Company has the option to pay interest on this note in stock at $0.04 per share. As of September 30, 2015 and 2014, the balance on this note is $10,000.

In September 2013, the Company borrowed $5,000. The note was due in September 2014, has an interest rate of 24% if interest is paid in cash and 48% if interest is paid in stock. The note is convertible at $0.04 per share. The Company has the option to pay interest on this note in stock at $0.04 per share. As of September 30, 2015 and 2014, the balance on this note is $5,000.

In May 2013, the Company borrowed $15,000. The note was originally due in November 2013 but was extended to May 2014. The note has an interest rate of 24% if interest is paid in cash and 48% if interest is paid in stock. The note was originally convertible at $0.04 per share but the conversion price was changed to $0.03 per share when it was extended.. The Company has the option to pay interest on this note in stock at $0.04 per share. As of September 30, 2015 and 2014, the balance on this note is $15,000. As part of the extension, the Company agreed to pay a penalty of 30,000 shares of common stock for every month the loan and interest is in arrears.

The estimated fair value of the shares of common stock as of September 30, 2015 is $6,129 and is included in accounts payable and accrued expenses in the accompanying consolidated balance sheet.

In April 2013, the Company borrowed $20,000. The note was due in October 2014, has an interest rate of 12% if interest is paid in cash and 24% if interest is paid in stock. The note is convertible at $0.05 per share. The Company has the option to pay interest on this note in stock at $0.05 per share. As of September 30, 2015 and 2014, the balance on this note is $20,000.

In March 2013, the Company borrowed $15,000. The note was due in September 2014, has an interest rate of 12% if interest is paid in cash and 24% if interest is paid in stock. The note is convertible at $0.04 per share. The Company has the option to pay interest on this note in stock at $0.04 per share. As of September 30, 2015 and 2014, the balance on this note is $15,000.

In April 2013, the Company borrowed $30,000. The note was due in October 2014, has an interest rate of 12% if interest is paid in cash and 24% if interest is paid in stock. The note is convertible at $0.05 per share. The Company has the option to pay interest on this note in stock at $0.05 per share. As of September 30, 2015 and 2014, the balance on this note is $30,000.

In October 2013, the Company borrowed $5,000. This note was due in August 2014, has an interest rate of 24% if interest is paid in cash and 48% if interest is paid in stock. The note is convertible at $0.04 per share. The Company has the option to pay interest on this note in stock at $0.04 per share. As of September 30, 2015 and 2014, the balance on this note is $5,000.

In January 2014, the Company borrowed $10,000. This note was due in February 2015, has an interest rate of 12% if interest is paid in cash and 24% if interest is paid in stock. The note is convertible at $0.03 per share. The Company has the option to pay interest on this note in stock at $0.03 per share. As of September 30, 2015 and 2014, the balance on this note is $10,000.

In May 2014, the Company borrowed $30,000. This note was due in May 2015 and has an interest rate of 4%. As of September 30, 2015 and 2014, the balance on this note is $30,000.

In June 2014, the Company borrowed $30,000. This note was due in June 2015 and has an interest rate of 4%. As of September 30, 2015 and 2014, the balance on this note is $30,000.

In July 2014, the Company borrowed $21,500. This note was due in July 2015 and has an interest rate of 4%. As of September 30, 2015 and 2014, the balance on this note is $21,500.

During the years ended September 30, 2015 and 2014, no debt or payables were converted to common stock or forgiven.

As of September 30, 2015, all of our outstanding debt obligation balances are delinquent and are classified as current in the accompanying consolidated balance sheets. The Company is working with the note holders to negotiate new terms.

As of September 30, 2015, total notes payable were $314,777, all of which is current. Interest expense related to the above notes payable was $60,216 and $64,430 for the years ended September 30, 2015 and 2014, respectively. Accrued interest related to the above notes payable was $46,695 and $22,006 as of September 30, 2015 and 2014, respectively, and is included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.

7.	STOCKHOLDERS’ DEFICIT

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

During the year ended September 30, 2015, the Company issued 1,200,000 shares of common stock for shares that were previously classified as common stock subscribed but unissued on the consolidated balance sheet as of September 30, 2014.

During the year ended September 30, 2015, the Company issued 8,980,070 shares of its common stock for services. The shares were valued at the closing market price of the Company’s common stock on the date of issuances, for a total value of $221,750.

During the year ended September 30, 2015, the Company issued an aggregate of 881,000 shares of common stock to settle $17,700 of accrued interest and recorded additional interest expense of $17,700 due to the terms of the related note payable agreements.

Common Stock Subscribed Not Issued:

During the year ended September 30, 2014, the Company agreed to issue 1,200,000 shares of common stock to stockholders that were not issued as of September 30, 2014, and accordingly, the unissued shares were reflected as common stock subscribed but not issued in the accompanying consolidated balance sheet as of September 30, 2014. The shares were issued in October 2014 (see above).

In addition to the above, during the year ended September 30, 2014, the Company agreed to issue 7,474,287 shares of common stock for cash proceeds of $165,000 that were not issued to stockholders as of September 30, 2015, and accordingly, the unissued shares have been reflected as common stock subscribed but unissued in the accompanying consolidated balance sheet as of September 30, 2015. These shares were issued subsequent to September 30, 2015. See Note 13.

During the year ended September 30, 2015, the Company agreed to issue 20,585,287 shares of common stock for cash proceeds of $354,594 that were not issued to stockholders as of September 30, 2015, and accordingly, the unissued shares have been reflected as common stock subscribed but unissued in the accompanying consolidated balance sheet as of September 30, 2015. These shares were issued subsequent to September 30, 2015. See Note 13.

Options and Warrants:

Stock Options

No options were granted, exercised or canceled during the year ended September 30, 2015. The Company did not recognize stock based compensation expense for stock options during the year ended September 30, 2015. The Company had no unrecognized stock-based compensation expense for options outstanding as of September 30, 2015.

Information pertaining to options outstanding and exercisable at September 30, 2015 is as follows:

	Options Outstanding		Options Exercisable
Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (In Years)	Number of Shares	Weighted Average Remaining Contractual Life (In Years)
0.02	3,500,000	5.84	3,500,000	5.84
0.03	1,300,000	1.92	1,300,000	1.92
	4,800,000	7.76	4,800,000	7.76

Summary of the stock option plan during the year ended September 30, 2015 is as follows:

	Number of	Weighted	Weighted Average	Aggregate
	Shares	Average Price	Remaining Contractual	Intrinsic Value
			Life (In Years)
Options outstanding at October 1, 2014	4,800,000	0.02
Granted	-	-		-
Cancelled / expired	-	-		-
Options outstanding and exercisable	4,800,000	$0.02	$7.76	$7,000
at September 30, 2015
Warrants

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

Summary of the warrant activity during the year ended September 30, 2015 is as follows:

	Shares of	Weighted
	Common Stock	Average
	Purchasable Upon	Exercise Price
	Exercise of Warrants	per Share
Outstanding at October 1, 2014	4,042,000	$0.030
Granted	433,333	0.035
Exercised	-	-

Outstanding at September 30, 2015	4,475,333	$0.030

8.	INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

	September 30, 2015	September 30, 2014
Deferred tax assets (liabilities):
Accruals and prepaids	$29,000	$23,000
Stock options and warrants	112,000	92,000
Operating loss carryforward	1,600,000	1,259,000
Total deferred tax assets	1,741,000	1,374,000
Valuation allowance	(1,741,000)	(1,374,000)
	$-	$-

The Company evaluates whether a valuation allowance should be established against its deferred tax assets based on the consideration of all available evidence using a "more likely than not" standard. In making such judgments, significant weight is given to evidence that can be objectively verified. As of September 30, 2015 and 2014, a valuation allowance of $1.7 million and $1.4 million, respectively, has been provided based on the Company's assessment that it is more likely than not, that sufficient taxable income will not be generated to realize the tax benefits of the temporary differences. The valuation allowance increased by approximately $367,000 between the periods of September 30, 2015 and 2014, primarily related to the increase in net operating loss carryforward.

 At September 30, 2015, the Company has approximately $3.7 million of federal net operating loss carryforwards and approximately $3.7 million of state net operating loss carryforwards which begin to expire in 2030.

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

Due to the existence of the valuation allowance, future changes in the Company's unrecognized tax benefits will not impact its effective tax rate.  Any carryforwards that will expire prior to utilization as a result of such limitations will be removed from deferred tax assets with a corresponding reduction of the valuation allowance. The NOL reflected in the table above is based on a calculation similar to one that would have been prepared if tax returns had been filed

The Company's income tax provision consists of the following:

	September 30,	September 30,
	2015	2014

Current:
Federal	$-	$-
State	-	-
Current provision	-	-

Deferred:
Federal	287,000	367,000
State	80,000	103,000
Change in valuation allowance	(367,000)	(470,000)
Deferred provision	-	-

Provision	$-	$-

A reconciliation of income taxes computed by applying the statutory U.S. tax rate to the Company's loss before income taxes to the income tax provision is as follows:

	Year Ended
	September 30,	September 30,
	2015	2014

Loss before tax	(322,000)	(338,000)
Other	(15,000)	(29,000)
Shares to nonemployees	50,000	-
Change in federal valuation allowance	287,000	367,000
Total provision	-	-
Effective income tax provision rate	-%	-%

9.	DERIVATIVE LIABILITIES

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

During the year ended September 30, 2014 and through October 15, 2014, the Company had an insufficient number of available shares of common stock to settle outstanding contracts. As a result of the increase in the authorized shares of common stock on October 14, 2014 (see Note 7), the Company reclassified the fair value of the derivative liabilities to equity on October 15, 2014. The Company estimated the fair value of stock options, stock warrants, and embedded conversion features related to the insufficient number of authorized shares to settle outstanding contracts using Black-Scholes. The derivative liabilities balance was $0 and $213,843 as of September 30, 2015 and 2014, respectively.

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

The following table presents our derivative liabilities as of September 30, 2014 and October 15, 2014 which have no observable market data and are derived using Black-Scholes measured at fair value on a recurring basis, using Level 3 inputs:

2014
Annual dividend yield	-
Expected life (years)	0.25 - 7.75
Risk-free interest rate	0.13% - 2.37%
Expected volatility	248.98% - 265.92%

10.	FAIR VALUE MEASUREMENTS

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

The following table provides a reconciliation of the beginning and ending balances for our liabilities measured at fair value using Level 3 inputs for the year ended September 30:

Change in fair value	2014
Balance at October 1, 2013	$—
Reclassification of equity to derivative liabilities due to insufficient authorized shares	302,097
Change in fair value	(88,254)
Balance at September 30, 2014	$213,843

2015
Balance at October 1, 2014	$213, 43
Reclassification to derivative liabilities to equity	(170,340)
Change in fair value	(43,503)
Balance at September 30, 2015	$-

The Company did not elect the fair value option, as allowed, to account for financial assets and liabilities that were not previously carried at fair value. Therefore, material financial assets and liabilities that are not carried at fair value, such as trade accounts receivable and payable, are reported at their historical carrying values. We have no other assets or liabilities that are required to be measured at fair value on a recurring basis as of September 30, 2015.

11.	COMMITMENTS AND CONTINGENCIES

Lease Commitment

The Company ended its leases in April 2015 and currently has no lease commitments. For the years ended September 30, 2015 and 2014, rent expense was $7,649 and $19,475 respectively and is included in general and administrative expenses in the accompanying consolidated statements of operations.

Legal Matters

In the normal course of business, the Company periodically becomes involved in litigation. As of September 30, 2015, in the opinion of management, the Company had no pending litigation that would have a material adverse effect on the Company's consolidated financial position, results of operations, or cash flows.

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

12.	RELATED PARTY TRANSACTIONS

During the year ended September 30, 2014, the Company paid Chamberlain Capital Partners (“Chamberlain”) a company owned by Jack Lennon, then president of the Company, approximately $14,000 in compensation for consulting work. Chamberlain received cash receipts for $10,500 for sales of UV Flu Technologies, Inc. product and $23,000 was paid to Chamberlain for consulting expenses related to UV Flu. As of September 30, 2015 and 2014, the accounts payable to Chamberlain was $10,000 and $16,000, respectively.

13.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing date of this Annual Report on Form 10-K and determined that no subsequent events have occurred that would require recognition in the consolidated financial statements or disclosures in the notes thereto other than as discussed in the accompanying notes as set forth in this  Note 13.

From October 1, 2015 through December 31, 2015, the Company issued a total of 28,059,574 shares of common stock for shares that were previously classified as common stock subscribed but unissued. From October 1, 2015 through December 31, 2015, the Company issued a total of 7,660,562 shares of common stock sold for an aggregate of $137,890. From October 1, 2015 through December 31, 2015, the Company issued a total of 881,000 shares of common stock valued at $33,590 as a payment for interest on debt obligations. From October 1, 2015 through December 31, 2015 the Company issued a total of 4,672,131 shares of common stock valued at $86,434 to payoff promissory notes. From October 1, 2015 through December 31, 2015, the Company issued 1,243,243 shares of common stock valued at $23,000 for salary due to the Company’s CEO. From October 1, 2015 through December 31, 2015, the Company issued 540,541 shares of common stock valued at $10,000 as payment of a bonus. From October 1, 2015 through December 31, 2015, the Company accepted a subscription agreement for $18,000 for 1,000,000 shares of common stock to be issued. From October 1, 2015 through December 31, 2015, the Company agreed to a promissory note for $13,854.  From January 1, 2016 through the filing date of this annual report the Company issued 469,388 shares of common stock for $11,500 of salary due to the Company’s CEO.