Form 10-K/A
period 2015-09-30
UV FLU TECHNOLOGIES INC
filed 2016-03-29
CIK 1385310

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K /A

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

Explanatory Note

The filing of the Annual Report on Form 10-K contained errors in the xbrl files.  The files have been corrected and are attached hereto to this amended filing.

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

UV FLU TECHNOLOGIES, INC.

Date: March 29, 2016	By:	/s/ Michael S. Ross
Michael S. Ross
Chief Executive Officer, Chief Financial Officer,
President, and Director

Date: March 29, 2016	By:	/s/ Thomas J. Mahowald
Thomas J. Mahowald
Director

Date: March 29, 2016	By:	/ s/ Jerrold Leiken
Jerrold Leiken
Director

Date: March 29, 2016	By:	/ s/ Jeremy Noonan
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

During the year ended September 30, 2012, the Company borrowed $70,000. The note was payable on demand. The note was convertible at an amount that was less than the fair market value of the stock on the date the note was executed. This beneficial conversion feature was calculated at $25,714 and was amortized into interest expense immediately since the note was a demand note. During January 2013, the Company borrowed an additional $15,000 from the same entity and consolidated that and the previous 70,000 in loans into one promissory note in the amount of $85,000. The consolidated note was originally due in January 2014, but was extended to January 2015. The note is convertible at $0.04 per share and bears interest at 12% if interest is paid in cash and 24% if interest is paid in stock. The Company has the option to pay interest in shares of common stock at $0.04 per share. As of September 30, 2015 and 2014, the balance on this note is $85,000.

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