Form 10-Q
period 2015-12-31
UV FLU TECHNOLOGIES INC
filed 2016-05-18
CIK 1385310

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2015

or

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

As of May 11, 2016, there were 134,164,028 shares of the Registrant's common stock outstanding at par value of $0.001 per share.

UV FLU TECHNOLOGIES, INC.

FORM 10-Q

December 31, 2015

INDEX

PART I—FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements.

UV FLU TECHNOLOGIES, INC

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2015	2015
ASSETS	(Unaudited)
Current assets:
Cash	$21,238	$12,787
Accounts receivable, net	100,506	40,976
Inventories	43,030	73,379
Prepaid expenses and other current assets	21,704	9,563
Total current assets	186,478	136,705
Property and equipment, net	27,635	29,651
Total assets	$214,113	$166,356
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$433,711	$535,071
Current portion of debt obligations	233,277	314,777
Total current liabilities	666,988	849,848

Long term liabilities:
Debt obligations, net of current portion	13,854	-
Total liabilities	680,842	849,848

Stockholders' deficit:
Common stock, par value $0.001 per share, 150,000,000 shares authorized, and
132,260,678 and 84,968,333 shares outstanding at December 31, 2015 and
September 30, 2015, respectively	132,261	84,968
Common stock subscribed but unissued	18,000	519,594
Additional paid-in capital	4,807,934	3,964,409
Accumulated deficit	(5,424,924)	(5,252,463)
Total stockholders' deficit	(466,729)	(683,492)
Total liabilities and stockholders' deficit	$214,113	$166,356

See accompanying notes to the condensed consolidated financial statements

UV FLU TECHNOLOGIES, INC

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended December 31,
	2015	2014
Net sales	$66,651	$34,533
Cost of sales	37,196	24,902
Gross profit	29,455	9,631

Operating expenses:
General and administrative	171,163	377,941
Loss from operations	(141,708)	(368,310)

Other income (expense):
Interest expense	(30,753)	(12,408)
Change in fair value of derivative liabilities	-	43,503
Total other income (expense), net	(30,753)	31,095

Net loss	$(172,461)	$(337,215)

Net loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	102,584,833	75,068,133

See accompanying notes to the condensed consolidated financial statements

UV FLU TECHNOLOGIES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended December 31,
CASH FLOWS FROM OPERATING ACTIVITIES:	2015	2014
Net loss	$(172,461)	$(337,215)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,016	4,875
Stock-based compensation expense	-	6,630
Shares issued for compensation	23,000	-
Shares issued for services	25,000	-
Shares issued for interest	19,262
Change in fair value of derivative liabilities	-	(43,503)
Change in operating assets and liabilities
Accounts receivable	(59,530)	(30,879)
Inventories	30,349	32,037
Prepaid expenses and other current assets	(12,141)	625
Accounts payable and accrued expenses	(16,788)	363,162
Net cash used in operating activities	(161,293)	(4,268)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt obligations	13,854	-
Payments on debt obligations	-	(363)
Proceeds from common stock subscribed but unissued	18,000	-
Proceeds from sale of common stock	137,890	-
Net cash provided by (used in) financing activities	169,744	(363)

Net change in cash	8,451	(4,631)
Cash, beginning of period	12,787	4,748
Cash, end of period	$21,238	$117

Supplemental disclosures of non-cash financing activities:
Issuance of common stock for debt obligations and accrued interest	$102,572	$-
Issuance of common stock for accounts payable	$63,500	$-
Stock subscribed but unissued	$-	$83,594
Issuance of previously subscribed common stock	$519,594	$30,000
Reclassification of derivative liability to equity	$-	$170,340

See accompanying notes to the condensed consolidated financial statements

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

2.

GOING CONCERN

The Company’s unaudited condensed consolidated financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has had recurring losses from operations, has negative operating cash flows during the period ended December 31, 2015 and has an accumulated deficit of ($5,424,924) as of December 31, 2015. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease or reduce its operations.

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

3.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed consolidated financial statements of the Company presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and do not include all of the information and footnotes required by GAAP. These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto included in our Report on Form 10-K for our fiscal year ended September 30, 2015.

In the opinion of management, the interim condensed consolidated financial statements reflect all adjustments of a normal recurring nature necessary for a fair presentation of the results for the interim period presented.  Operating results for the three-month period ended December 31, 2015 are not necessarily indicative of the results that may be expected for the year ending September 30, 2016.

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

Reclassifications

Certain reclassifications have been made to the 2015 condensed interim financial statements to conform to the 2016 condensed interim consolidated financial statements presentation. The reclassifications had no effect on net loss or cash flows as previously stated.

Fair Value of Financial Instruments

The Company’s financial instruments consist principally of cash, accounts receivable, and accounts payable and accrued expenses and debt instruments.  The Company believes that the carrying values of all financial instruments, approximate their current fair values due to their nature and respective durations.

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

Concentrations

The Company’s accounts receivable as of December 31, 2015 was concentrated with one customer, representing 87% of gross receivables. A significant reduction in sales to, or the inability to collect receivables from, a significant customer could have a material adverse impact on the Company.

For the three months ended December 31, 2015, two customers made up 85% of our net sales. For the three months ended December 31, 2014, one customer represented 85% of our net sales.

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

The Company reviews the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors. Based on this assessment there were no impairments needed as of December 31, 2015.

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

Stock-based compensation expense recognized during a period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest and is amortized under the straight-line attribution method. As stock-based compensation expense is based on awards ultimately expected to vest, it is reduced for estimated forfeitures. The fair value method requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company estimates forfeitures based on historical experience. Changes to the estimated forfeiture rate are accounted for as a cumulative effect of change in the period the change occurred.

Advertising

Advertising costs are expensed as incurred. Advertising costs for the three months ended December 31, 2015 and 2014 were $0 and $63,672, respectively.  These costs were included in general and administrative expenses.

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

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had $0 accrued for interest and penalties on each of the Company’s condensed consolidated balance sheets at December 31, 2015 and September 30, 2015.

The Company is subject to taxation in the U.S. and various state jurisdictions. Since no tax returns have been filed, all years are subject to examination by the U.S and Illinois tax authorities due to the carry-forward of unaudited net operating losses. The Company does not foresee material changes to its gross uncertain income tax position liability within the next twelve months.

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

Recent Accounting Pronouncements

In May 2014, the FASB and the International Accounting Standards Board jointly issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014 – 09”), which clarifies the principles for recognizing revenue and develops a common revenue standard for GAAP and International Financial Reporting Standards. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. On July 9, 2015, the FASB approved amendments deferring the effective date by one year to December 15, 2017 for annual reporting periods beginning after that date and permitting early adoption of the standard, but not before the original effective date for reporting periods beginning after December 15, 2016. The Company has not selected a transition method and management has not yet selected a transition method and is currently assessing the impact the adoption of ASU 2014-09 will have on its condensed consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statement-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern (“ASU 2014 – 15”),, which provides guidance under GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. In doing so, the amendments should reduce diversity in the timing and content of footnote disclosures. The ASU is effective for all entities and for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early adoption is permitted. The adoption of ASU 2014-15 is not expected to have a significant impact on the Company’s condensed consolidated financial statements and related disclosures.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330) ("ASU 2015-11"). The amendments in ASU 2015-11 require that an entity measure inventory within the scope at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transaction. The amendments in this update more closely align the measurement of inventory in U.S. GAAP with the measurement of inventory in International Financial Reporting. ASU 2015-11 is effective for annual and interim periods beginning on or after December 15, 2016. The amendments in this update should be applied prospectively with early application permitted as of the beginning of the interim or annual reporting period. The Company is currently assessing this guidance for future implementation.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740), Balance Sheet Classification of Deferred Taxes (“ASU 2015-15”), which eliminates the current requirement for an entity to separate deferred income taxes liabilities and assets into current and non-current amounts in a classified balance sheet.  Instead, the ASU requires deferred tax liabilities, deferred tax assets and valuation allowances to be classified as non-current in a classified balance sheet.  ASU 2015-17 will be effective for annual reporting periods beginning after December 15, 2016 and interim periods within those annual periods.  Early adoption is permitted.  Additionally, this guidance may be applied either prospectively or retrospectively to all periods presented.  The Company elected not to early adopt ASU 2015-17 and is evaluating the effect of the adoption of this ASU to its condensed consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”).  Under ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.  ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  Early application is permitted.  Lessees must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements.  The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented.  Lessees may not apply a full retrospective transition approach.  The Company is currently evaluating the impact of adopting this ASU on its condensed consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718) (“ASU 2016-09”), which simplified certain aspects of the accounting for share-based payment transactions, including income taxes, classification of awards and classification in the statement of cash flows. ASU 2016-09 will be effective for annual reporting periods beginning after December 15, 2016 and interim periods within those annual periods. The Company is currently evaluating the impact of adopting the new stock compensation standard on its consolidated financial statements.

4.

ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	December 31,	September 30,
	2015	2015
Accounts payable	$193,192	$331,355
Accrued stock payable	78,000	62,000
Accrued expenses	105,957	106,857
Accrued payroll	56,562	34,859
Total accounts payable and accrued expenses	$433,711	$535,071

5.

DEBT OBLIGATIONS

The Company has a note payable which is due in 60 monthly installments of $489.  The note matured in September 2015.  As of December 31, 2015 and September 30, 2015, the balance due on this note is $3,277 of which all is current.

In August 2012, the Company borrowed $20,000.  The note was originally due on December 21, 2012 but was extended to January 24, 2014. As part of the extension, the Company agreed to move $5,000 of accrued interest into the balance of the note and drop the interest rate to 1% per month. As of December 31, 2015 and September 30, 2015 the balance of this note is $25,000.

During the year ended September 30, 2012, the Company borrowed $70,000.  The loan was payable on demand.  The note was convertible at an amount that was less than the fair market value of the stock on the date the note was executed. This beneficial conversion feature was calculated at $25,714 and was amortized into interest expense immediately since the note was a demand note. During January 2013, the Company borrowed an additional $15,000 from the same entity and consolidated that and the previous $70,000 in loans into one promissory note in the amount of $85,000. The note was originally due in January 2014 but was extended to January 2015.  The note is convertible at $0.04 per share and bears interest at 12% per annum if interest is paid in cash and 24% per annum if interest is paid in stock. The Company has the option to pay interest in shares of common stock at $0.04 per share.  As of December 31, 2015 and September 30, 2015, the balance on this note is $85,000.

In July 2013, the Company borrowed $10,000.  The note was due in July 2014, has an interest rate of 24% per annum if interest is paid in cash and 48% per annum if interest is paid in stock.  The note is convertible at $0.04 per share. The Company has the option to pay interest on this note in stock at $0.04 per share.  As of December 31, 2015 and September 30, 2015, the balance on this note is $10,000.

In July 2013, the Company borrowed $10,000.  The note was due in July 2014, has an interest rate of 24% per annum if interest is paid in cash and 48% per annum if interest is paid in stock.  The note is convertible at $0.04 per share. The Company has the option to pay interest on this note in stock at $0.04 per share.  As of December 31, 2015 and September 30, 2015, the balance on this note is $10,000.

In September 2013, the Company borrowed $5,000.  The note was due in September 2014, has an interest rate of 24% per annum if interest is paid in cash and 48% per annum if interest is paid in stock.  The note is convertible at $0.04 per share. The Company has the option to pay interest on this note in stock at $0.04 per share.  As of December 31, 2015 and September 30, 2015, the balance on this note is $5,000.

In May 2013, the Company borrowed $15,000.  The note was originally due in November 2013 but was extended to May 2014.  The note has an interest rate of 24% per annum if interest is paid in cash and 48% per annum if interest is paid in stock.  The note was originally convertible at $0.04 per share but the conversion price was changed to $0.03 per share when it was extended. The Company has the option to pay interest on this note in stock at $0.04 per share.  As of December 31, 2015 and September 30, 2015, the balance on this note is $15,000.  As part of the extension, the Company agreed to pay a penalty of 30,000 shares of common stock for every month the loan and interest is in arrears. The estimated fair value of the shares of common stock as of December 31, 2015 is $7,479 and is included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet.

In April 2013, the Company borrowed $20,000.  The note was due in October 2014, has an interest rate of 12% per annum if interest is paid in cash and 24% per annum if interest is paid in stock.  The note is convertible at $0.05 per share. The Company has the option to pay interest on this note in stock at $0.05 per share.  As of December 31, 2015 and September 30, 2015, the balance on this note is $20,000.

In March 2013, the Company borrowed $15,000.  The note was due in September of 2014, has an interest rate of 12% per annum if interest is paid in cash and 24% per annum if interest is paid in stock.  The note and is convertible at $0.04 per share. The Company has the option to pay interest on this note in stock at $0.04 per share.  As of December 31, 2015 and September 30, 2015, the balance on this note is $15,000.

In April 2013, the Company borrowed $30,000.  The note was due in October 2014, has an interest rate of 12% per annum if interest is paid in cash and 24% per annum if interest is paid in stock.  The note is convertible at $0.05 per share. The Company has the option to pay interest on this note in stock at $0.05 per share.  As of December 31, 2015 and September 30, 2015, the balance on this note is $30,000.

In October 2013, the Company borrowed $5,000. This note was due in August 2014, has an interest rate of 24% per annum if interest is paid in cash and 48% per annum if interest is paid in stock. The note is convertible at $0.04 per share. The Company has the option to pay interest on this note in stock at $0.04 per share. As of December 31, 2015 and September 30, 2015, the balance on this note is $5,000.

In January 2014, the Company borrowed $10,000. This note was due in February 2015, has an interest rate of 12% per annum if interest is paid in cash and 24% per annum if interest is paid in stock. The note is convertible at $0.03 per share. The Company has the option to pay interest on this note in stock at $0.03 per share. As of December 31, 2015 and September 30, 2015, the balance on this note is $10,000.

In May 2014, the Company borrowed $30,000. This note was due in May 2015 and has an interest rate of 4% per annum. During the three months ended December 31, 2015, the note was repaid through issuance of common stock, see Note 6.

In June 2014, the Company borrowed $30,000. This note was due in June 2015 and has an interest rate of 4% per annum. During the three months ended December 31, 2015, the note was repaid through issuance of common stock, see Note 6.

In July 2014, the Company borrowed $21,500. This note was due in July 2015 and has an interest rate of 4% per annum. During the three months ended December 31, 2015, the note was repaid through issuance of common stock, see Note 6.

In December 2015, the Company borrowed $13,854. This note is due in December 2019 and has an interest rate of 6% per annum if interest paid in cash and 12% per annum if interest paid in stock. The note contains a conversion feature in which it becomes convertible eighteen months subsequent to the borrowing for a conversion price of $0.016 per share. The beneficial conversion feature associated with such note is $2,511 based on the difference between the conversion price and the market price on the borrowing date, which will be recognized in earnings once the contingency is met. The note also contains an anti-dilution feature in which the conversion price would be reset in the situation where the Company has an equity issuance at a lower price than the conversion price. This feature becomes effective after the maturity date. As both the conversion feature and anti-dilution feature are contingent, no derivative liabilities or beneficial conversion features were recognized associated to this note.

As of December 31, 2015, a number of the outstanding debt obligation balances were delinquent and are classified as current in the accompanying condensed consolidated balance sheet.

As of December 31, 2015, total notes payable were $247,131, of which some are current and non-current. Interest expense related to the above notes payable was $30,753 and $12,408 for the three months ended December 31, 2015 and 2014, respectively. Accrued interest related to the above notes payable was $38,924 and $34,287 as of December 31, 2015 and September 30, 2015, respectively, included in accounts payable and accrued expenses.

6.     STOCKHOLDERS’ DEFICIT

Common Stock:

In November and December 2015, the Company issued 1,243,243 shares of common stock as compensation for a total expense of $23,000, 1,040,541 shares for services valued at $25,000, 5,553,131 shares for interest and repayments of debt obligations valued at $121,834, 7,660,562 shares issued for cash proceeds of $137,890 and 3,735,294 shares for repayments of liabilities valued at $63,500.

During the three months ended December 31, 2015, the Company agreed to issue 1,000,000 shares of common stock valued at $18,000 that had not been issued to and accordingly, the unissued shares have been reflected as common stock subscribed but unissued in the accompanying condensed consolidated balance sheet as of December 31, 2015. The shares of common stock were issued in April 2015.

During the three months ended December 31, 2015, the Company issued a total of 28,059,574 shares of common stock for shares that were previously classified as common stock subscribed but unissued totaling $519,594.

7.

COMMITMENTS AND CONTINGENCIES

Legal Matters

In the normal course of business, the Company periodically becomes involved in litigation. As of December 31, 2015, in the opinion of management, the Company had no pending litigation that would have a material adverse effect on the Company's condensed consolidated financial position, results of operations, or cash flows.

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

8.

RELATED PARTY TRANSACTIONS

As of December 31, 2015 and September 30, 2015 the accounts payable balance due to Chamberlain Capital Partners (“Chamberlain”), a company owned by Jack Lennon, former president of the Company is $10,000.

9.

SUBSEQUENT EVENTS

The Company has evaluated subsequent events through filing date of this Form 10-Q, and have determined that no subsequent events have occurred that would require recognition in the condensed consolidated financial statements or disclosure in the notes thereto other then as discussed herein and in the accompanying notes.

From January 1, 2016 through the filing date of this Form 10-Q, the Company issued 1,000,000 and 903,350 shares of common stock in connection with a stock subscription agreement and as compensations for services, respectively.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

 The following discussion and analysis provides information to explain our results of operations and financial condition. You should also read our unaudited interim condensed consolidated financial statements and their notes included in this Form 10-Q, and our audited consolidated financial statements and their notes, Risk Factors and other information included in our Annual Report on Form 10-K for the year ended September 30, 2015. This report contains forward-looking statements. Forward-looking statements within this Form 10-Q are identified by words such as “believes,” “anticipates,” “expects,” “intends,” “may,” “will” “plans” and other similar expressions, however, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements are subject to significant risks, uncertainties and other factors, which may cause actual results to differ materially from those expressed in, or implied by, these forward-looking statements. Except as expressly required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements to reflect events, circumstances or developments occurring subsequent to the filing of this Form 10-Q with the U.S. Securities and Exchange Commission and you should not place undue reliance on these forward-looking statements. You should carefully review and consider the various disclosures the Company makes in this report and our other reports filed with the U.S. Securities and Exchange Commission that attempt to advise interested parties of the risks, uncertainties and other factors that may affect our business.

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

Results of Operations

The following discussion of the financial condition, results of operations, cash flows and changes in our financial position should be read in conjunction with our audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2015 filed on March 28, 2016.

Three months ended December 31, 2015 as compared to the three months ended December 31, 2014

Net Sales

The sales increase is primarily related to the relationship with a distributor that has placed the product on Amazon.com. The results do not fully reflect the efforts being made toward sales in other markets such as medical/health, commercial and retail.

The Company is actively seeking mediums that efficiently sell products such as marketing/rep firms and distributors for the above mentioned markets. We are constantly striving to improve our retail presents as well.

We are working on a HEPA unit which would target the allergy and asthma segment of health market and all the parts of the world that have PM 2.5 (air pollution issues), such as Asia.

General and Administrative Expenses

During the three months ended December 31, 2015, the Company incurred general and administrative expenses of $171,163 as compared to $377,941 for the three months ended December 31, 2014 as shown below:

	Three months ended
	December 31, 2015	December 31, 2014
Marketing	$-	$63,672
Office and administration	122,760	222,262
Professional and consulting fees	46,387	87,132
Depreciation	2,016	4,875
Total	$171,163	$377,941

General and administrative expenses decreased by $206,778 from $377,941 for the three months ended December 31, 2014 to $171,163 for the three months ended December 31, 2015. The decrease was the result of a decrease in marketing expense primarily related to the development of a new website and the rebranding effort from UV Flu to RxAir. The decrease is also attributable to a decrease in office and administrative expenses primarily related to closing of the RxAir factory. The decrease in professional and consulting expenses is primarily related to the reduction of our demand for outside services.

Other Income (Expenses), net

The change in other income (expense) net, during the current period is due to the $30,753 of interest expense for the three months ended December 31, 2015 compared to the interest expense of $12,408 and gain on change in fair value of derivative liabilities of $43,503 for the three months ended December 31, 2014.

Net Loss

For the three months ended December 31, 2015 and December 31, 2014, we incurred a net loss of $172,461 and $337,215 respectively.

Liquidity and Capital Resources

As of December 31, 2015, we had cash of $21,238, and negative working capital of $(480,510). In order to survive, we are dependent on increasing our sales volume.  Additionally, we plan to continue further financings and believe that this will provide sufficient working capital to fund our operations for at least the next 12 months.  Changes in our operating plans, increased expenses, additional acquisitions, or other events may cause us to seek additional equity or debt financing in the future. The Company’s unaudited condensed consolidated financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the three months ended December 31, 2015 and 2014:

	For the three months ended
	December 31, 2015	December 31, 2014

Net cash used in operating activities	$(161,293)	$(4,268)
Net cash provided by (used in) financing activities	169,744	(363)
Net change in cash	8,451	(4,631)
Cash, beginning	12,787	4,748
Cash, ending	$21,238	$117

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

During the three months ended December 31, 2015, management determined that we had material weaknesses relating to the segregation of duties within our accounting functions and our quarterly and annual financial close processes. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Because these material weaknesses as to internal control over financial reporting also bear upon our disclosure controls and procedures, our Principal Executive Officer /Principal Financial Officer concluded that our disclosure controls and procedures were not effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended December 31, 2015, the Company issued 47,292,345 shares of its common stock.

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

UV FLU TECHNOLOGIES, INC

Date: May 18, 2016	By:	/s/ Michael S. Ross
	Name:	Michael S. Ross
	Title:	President, Chief Executive Officer and Chief Financial Officer