Form 10-Q
period 2016-03-31
UV FLU TECHNOLOGIES INC
filed 2016-06-17
CIK 1385310

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2016

or

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

As of June 15, 2016, there were 134,164,028 shares of the Registrant's common stock outstanding at par value of $0.001 per share.

UV FLU TECHNOLOGIES, INC.

FORM 10-Q

March 31, 2016

INDEX

PART I—FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements.

UV FLU TECHNOLOGIES, INC

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2016	2015
ASSETS	(unaudited)
Current assets:
Cash	$3,282	$12,787
Accounts receivable, net	60,269	40,976
Inventories	67,154	73,379
Prepaid expenses and other current assets	56,810	9,563
Total current assets	187,515	136,705
Property and equipment, net	25,617	29,651
Total assets	$213,132	$166,356
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$536,759	$535,071
Current portion of debt obligations	233,278	314,777
Total current liabilities	770,037	849,848

Long term liabilities:
Debt obligations, net of current portion	13,854	-
Total liabilities	783,891	849,848

Stockholders' deficit:
Common stock, par value $0.001 per share, 150,000,000 shares authorized, and	132,731	84,968
132,730,066 and 84,968,333 shares outstanding at March 31, 2016 and September 30, 2015, respectively
Common stock subscribed but unissued	18,000	519,594
Additional paid-in capital	4,818,964	3,964,409
Accumulated deficit	(5,540,454)	(5,252,463)
Total stockholders' deficit	(570,759)	(683,492)
Total liabilities and stockholders' deficit	$213,132	$166,356

See accompanying notes to the condensed consolidated financial statements

UV FLU TECHNOLOGIES, INC

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended March 31,
	2016	2015
Net sales	$52,976	$65,860
Cost of sales	26,927	49,638
Gross profit	26,049	16,222

Operating expenses:
General and administrative	115,324	136,495
Loss from operations	(89,275)	(120,273)

Other income (expense):
Interest expense	(26,257)	(26,727)
Total other income (expense), net	(26,257)	(26,727)

Net loss	$(115,532)	$(147,000)

Net loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	132,693,959	82,886,552

See accompanying notes to the condensed consolidated financial statements

UV FLU TECHNOLOGIES, INC

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Six months ended March 31,
	2016	2015
Net sales	$119,627	$100,393
Cost of sales	64,123	74,540
Gross profit	55,504	25,853

Operating expenses:
General and administrative	286,485	514,436
Loss from operations	(230,981)	(488,583)

Other income (expense):
Interest expense	(57,010)	(39,135)
Change in fair value of derivative liabilities	-	43,503
Total other income (expense), net	(57,010)	4,368

Net loss	$(287,991)	$(484,215)

Net loss per share - basic and diluted	$(0.00)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted	118,236,496	78,934,384

See accompanying notes to the condensed consolidated financial statements

UV FLU TECHNOLOGIES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended March 31,
CASH FLOWS FROM OPERATING ACTIVITIES:	2016	2015
Net loss	$(287,991)	$(484,215)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,034	6,892
Stock-based compensation expense	-	6,630
Shares issued for compensation	34,500	-
Shares issued for services	25,000	-
Shares issued for interest	19,262	239,450
Change in fair value of derivative liabilities	-	(43,503)
Interest expense for settlement of accrued interest	-	17,700
Change in operating assets and liabilities
Accounts receivable	(19,293)	(51,856)
Inventories	6,225	90,270
Prepaid expenses and other current assets	(47,247)	(2,514)
Accounts payable and accrued expenses	86,261	219,315
Net cash used in operating activities	(179,249)	(1,831)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt obligations	13,854	-
Payments on debt obligations	-	(363)
Proceeds from common stock subscribed but unissued	18,000	-
Proceeds from sale of common stock	137,890	-
Net cash provided by (used in) financing activities	169,744	(363)

Net change in cash	(9,505)	(2,194)
Cash, beginning of period	12,787	4,748
Cash, end of period	$3,282	$2,554
	-
Supplemental disclosures of non-cash investing and financing activities:
Issuance of common stock for debt obligations and accrued interest	$102,572	$-
Issuance of common stock for accounts payable	$63,500	$-
Stock subscribed but unissued	$-	$282,594
Reclassification of derivative liabilities to equity	$519,594	$170,340
Issuance of previously subscribed common stock	$-	$30,000

See accompanying notes to the condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2016

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

2.

GOING CONCERN

The Company’s unaudited condensed consolidated financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has had recurring losses from operations, has negative operating cash flows during the period ended March 31, 2016 and has an accumulated deficit of ($5,540,454) as of March 31, 2016. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease or reduce its operations.

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

3.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The included (a) condensed consolidated balance sheet as of December 31, 2015, which has been derived from audited financial statements, and (b) the unaudited condensed consolidated financial statements as of March 31, 2016 and 2015 of the Company presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and do not include all of the information and footnotes required by GAAP. These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto included in our Report on Form 10-K for our fiscal year ended September 30, 2015.

In the opinion of management, the interim condensed consolidated financial statements reflect all adjustments of a normal recurring nature necessary for a fair presentation of the results for the interim period presented.  Operating results for the three and six period ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending September 30, 2016.

Principles of Consolidation

The unaudited condensed consolidated financial statements contain the accounts and activities of UV Flu and RxAir. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of net sales and expenses during the reporting period. By their nature, these estimates and assumptions are subject to an inherent degree of uncertainty.  Significant estimates made by management include, among others, provisions for uncollectible receivables and sales returns, warranty liabilities, valuation of inventories, fair value of financial instruments, recoverability of long-lived assets, and valuation of stock-based transactions and realization of deferred tax assets. The Company bases its estimates on historical experience, knowledge of current conditions and the Company’s belief of what could occur in the future considering available information. The Company reviews its estimates on an on-going basis. The actual results experienced by the Company may differ materially and adversely from its estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

Concentrations

The Company’s accounts receivable as of March 31, 2016 was concentrated with four customers, representing 87% of gross receivables. A significant reduction in sales to, or the inability to collect receivables from, a significant customer could have a material adverse impact on the Company.

For the three months ended March 31, 2016 and 2015 four and three customers accounted for 87% and 90% of our gross sales, respectively.

For the six months ended March 31, 2016 and 2016 four and two customers accounted for 87% and 60% of our gross sales, respectively.

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

The Company reviews the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors. Based on this assessment there were no impairments needed as of March 31, 2016.

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

Advertising

Advertising costs are expensed as incurred. Advertising costs for the three months ended March 31, 2016 and 2015 were $0 and $63,672, respectively.  These costs were included in general and administrative expenses.

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

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had $0 accrued for interest and penalties on each of the Company’s condensed consolidated balance sheets at March 31, 2016 and September 30, 2015.

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

4.

ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	March 31,	September 30,
	2016	2015
Accounts payable	$171,064	$331,355
Accrued stock payable	78,000	62,000
Accrued expenses	196,830	106,857
Accrued payroll	90,865	34,859
Total accounts payable and accrued expenses	$536,759	$535,071

5.

DEBT OBLIGATIONS

The Company has a note payable which is due in 60 monthly installments of $489.  The note matured in September 2015.  As of March 31, 2016 and September 30, 2015, the balance due on this note is $3,277 of which all is current.

In August 2012, the Company borrowed $20,000.  The note was originally due on December 21, 2012 but was extended to January 24, 2014. As part of the extension, the Company agreed to move $5,000 of accrued interest into the balance of the note and drop the interest rate to 1% per month. As of March 31, 2016 and September 30, 2015 the balance of this note is $25,000.

During the year ended September 30, 2012, the Company borrowed $70,000.  The loan was payable on demand.  The note was convertible at an amount that was less than the fair market value of the stock on the date the note was executed. This beneficial conversion feature was calculated at $25,714 and was amortized into interest expense immediately since the note was a demand note. During January 2013, the Company borrowed an additional $15,000 from the same entity and consolidated that and the previous $70,000 in loans into one promissory note in the amount of $85,000. The note was originally due in January 2014 but was extended to January 2015.  The note is convertible at $0.04 per share and bears interest at 12% per annum if interest is paid in cash and 24% per annum if interest is paid in stock. The Company has the option to pay interest in shares of common stock at $0.04 per share.  As of March 31, 2016 and September 30, 2015, the balance on this note is $85,000.

In July 2013, the Company borrowed $10,000.  The note was due in July 2014, has an interest rate of 24% per annum if interest is paid in cash and 48% per annum if interest is paid in stock.  The note is convertible at $0.04 per share. The Company has the option to pay interest on this note in stock at $0.04 per share.  As of March 31, 2016 and September 30, 2015, the balance on this note is $10,000.

In July 2013, the Company borrowed $10,000.  The note was due in July 2014, has an interest rate of 24% per annum if interest is paid in cash and 48% per annum if interest is paid in stock.  The note is convertible at $0.04 per share. The Company has the option to pay interest on this note in stock at $0.04 per share.  As of March 31, 2016 and September 30, 2015, the balance on this note is $10,000.

In September 2013, the Company borrowed $5,000.  The note was due in September 2014, has an interest rate of 24% per annum if interest is paid in cash and 48% per annum if interest is paid in stock.  The note is convertible at $0.04 per share. The Company has the option to pay interest on this note in stock at $0.04 per share.  As of March 31, 2016 and September 30, 2015, the balance on this note is $5,000.

In May 2013, the Company borrowed $15,000.  The note was originally due in November 2013 but was extended to May 2014.  The note has an interest rate of 24% per annum if interest is paid in cash and 48% per annum if interest is paid in stock.  The note was originally convertible at $0.04 per share but the conversion price was changed to $0.03 per share when it was extended. The Company has the option to pay interest on this note in stock at $0.04 per share.  As of March 31, 2016 and September 30, 2015, the balance on this note is $15,000.  As part of the extension, the Company agreed to pay a penalty of 30,000 shares of common stock for every month the loan and interest is in arrears. The estimated fair value of the shares of common stock as of March 31, 2016 is $9,279 and is included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet.

In April 2013, the Company borrowed $20,000.  The note was due in October 2014, has an interest rate of 12% per annum if interest is paid in cash and 24% per annum if interest is paid in stock.  The note is convertible at $0.05 per share. The Company has the option to pay interest on this note in stock at $0.05 per share.  As of March 31, 2016 and September 30, 2015, the balance on this note is $20,000.

In March 2013, the Company borrowed $15,000.  The note was due in September of 2014, has an interest rate of 12% per annum if interest is paid in cash and 24% per annum if interest is paid in stock.  The note and is convertible at $0.04 per share. The Company has the option to pay interest on this note in stock at $0.04 per share.  As of March 31, 2016 and September 30, 2015, the balance on this note is $15,000.

In April 2013, the Company borrowed $30,000.  The note was due in October 2014, has an interest rate of 12% per annum if interest is paid in cash and 24% per annum if interest is paid in stock.  The note is convertible at $0.05 per share. The Company has the option to pay interest on this note in stock at $0.05 per share.  As of March 31, 2016 and September 30, 2015, the balance on this note is $30,000.

In October 2013, the Company borrowed $5,000. This note was due in August 2014, has an interest rate of 24% per annum if interest is paid in cash and 48% per annum if interest is paid in stock. The note is convertible at $0.04 per share. The Company has the option to pay interest on this note in stock at $0.04 per share. As of March 31, 2016 and September 30, 2015, the balance on this note is $5,000.

In January 2014, the Company borrowed $10,000. This note was due in February 2015, has an interest rate of 12% per annum if interest is paid in cash and 24% per annum if interest is paid in stock. The note is convertible at $0.03 per share. The Company has the option to pay interest on this note in stock at $0.03 per share. As of March 31, 2016 and September 30, 2015, the balance on this note is $10,000.

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

As of March 31, 2016, a number of the outstanding debt obligation balances were delinquent and are classified as current in the accompanying condensed consolidated balance sheet.

As of March 31, 2016, total notes payable were $247,131, of which some are current and non-current. Interest expense related to the above notes payable was $30,753 and $12,408 for the three months ended December 31, 2015 and 2014, respectively. Accrued interest related to the above notes payable was $38,924 and $34,287 as of March 31, 2016 and September 30, 2015, respectively, included in accounts payable and accrued expenses.

6.

STOCKHOLDERS’ DEFICIT

Common Stock:

In January 2016, the Company issued 469,388 shares of common stock as compensation for a total expense of $11,500.

7.

COMMITMENTS AND CONTINGENCIES

Legal Matters

In the normal course of business, the Company periodically becomes involved in litigation. As of March 31, 2016, in the opinion of management, the Company had no pending litigation that would have a material adverse effect on the Company's condensed consolidated financial position, results of operations, or cash flows.

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

8.

RELATED PARTY TRANSACTIONS

As of March 31, 2016 and September 30, 2015 the accounts payable balance due to Chamberlain Capital Partners (“Chamberlain”), a company owned by Jack Lennon, former president of the Company is $10,000.

9.

SUBSEQUENT EVENTS

The Company has evaluated subsequent events through filing date of this Form 10-Q, and have determined that no subsequent events have occurred that would require recognition in the condensed consolidated financial statements or disclosure in the notes thereto other then as discussed herein and in the accompanying notes.

From April 1, 2016 through the filing date of this Form 10-Q, the Company issued 1,433,962 shares of common stock in connection with compensations for services and subscription agreement.

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

Three and six months ended March 31, 2016 as compared to the three and six months ended March 31, 2015

Net Sales

Net Sales for the three months ended March 31, 2016, were $52,576, a decrease of $12,884 over the same three month period in 2015.  The sales decrease is primarily related to the relationship with a distributor that has placed the product on Amazon.com. The results do not fully reflect the efforts being made toward sales in other markets such as medical/health, commercial and retail.

During the six months ended March 31, 2016, we recognized net sales of $119,627 as compared to $100,393 for the six months ended March 31, 2015, an increase of $19,234,  as sales in new markets opened in FY 2016.

The Company is actively seeking mediums that efficiently sell products such as marketing/rep firms and distributors for the above mentioned markets. We are constantly striving to improve our retail presence as well.

We are working on a HEPA unit which would target the allergy and asthma segment of health market and all the parts of the world that have PM 2.5 (air pollution issues), such as Asia.

Gross Profit

Gross Profit for the three months ended March 31, 2016, was $26,049, an increase of $9,827 over the same three month period in 2015.  The increase is primarily due to the decrease cost of sales because of lower cost of units.

During the six months ended March 31, 2016, we recognized gross profit of $55,504 as compared to $25,853 for the six months ended March 31, 2015, an increase of $29,651, due to decrease cost of sales because of  lower cost of units.

General and Administrative Expenses

 During the three months ended March 31, 2016, the Company incurred general and administrative expenses of $115,324 as compared to $136,495 for the three months ended March 31, 2015, a decrease of $21,171, as shown below:

	Three months ended
	March 31, 2016	March 31, 2015
Marketing	$29	$-
Office and administration	57,600	120,690
Professional and consulting fees	55,678	13,963
Depreciation	2,017	1,842
Total	$115,324	$136,495

During the six months ended March 31, 2016, the Company incurred general and administrative expenses of $286,485 as compared to $514,436 for the six months ended March 31, 2015, a decrease of $227,951 as shown below:

	Six months ended
	March 31, 2016	March 31, 2015
Marketing	$29	$63,672
Office and administration	180,360	342,952
Professional and consulting fees	102,063	101,095
Depreciation	4,033	6,717
Total	$286,485	$514,436

The decrease for both periods was the result of a decrease in marketing expense primarily related to the development of a new website and the rebranding effort from UV Flu to RxAir. The decrease is also attributable to a decrease in office and administrative expenses primarily related to closing of the RxAir factory.

Other Income (Expenses), net

The small decrease in other income (expense) net of $470 for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 is due to the decrease in interest expense.   Other income (expense) net for the six months ended March 31, 2016 was ($57,010) compared to $4,388 for the same six month period in 2015, a decrease of $61,378.   The decrease in other income (expense) net is due to the $17,875 decrease in interest expense and the change in fair value of derivative liabilities of $43,503 reported for the six months ended March 31, 2015.

Net Loss

For the three months ended March 31, 2016 and March 31, 2015, we incurred a net loss of $115,532 and $147,000, respectively.  For the six months ended March 31, 2016 and March 31, 2015, we incurred a net loss of $287,991 and $484,215 respectively.

Liquidity and Capital Resources

As of March 31, 2016, we had cash of $3,282, and negative working capital of $582,522. In order to survive, we are dependent on increasing our sales volume.  Additionally, we plan to continue further financings and believe that this will provide sufficient working capital to fund our operations for at least the next 12 months.  Changes in our operating plans, increased expenses, additional acquisitions, or other events may cause us to seek additional equity or debt financing in the future.

The Company’s unaudited condensed consolidated financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.

The following is a summary of the Company's cash flows (used in) provided by operating, investing, and financing activities for the six months ended March 31, 2016 and 2015:

	For the six months ended
	March 31, 2016	March 31, 2015

Net cash used in operating activities	$(179,249)	$(1,831)
Net cash provided by (used in) financing activities	169,744	(363)
Net change in cash	(9,505)	(2,194)
Cash, beginning	12,787	4,748
Cash, ending	$3,282	$2,554

We anticipate that our cash requirements will be significant in the near term due to contemplated development, purchasing, marketing and sales of our air purification technologies and products.  Accordingly, we expect to continue to raise capital through share offering and sales to fund current operations.

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, the Company has negative working capital and has incurred operating losses in all periods presented. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that the Company cannot continue as a going concern. Management anticipates that it will be able to raise additional working capital through the issuance of stock and through additional loans from investors.

The ability of the Company to continue as a going concern is dependent upon the Company’s ability to attain a satisfactory level of profitability and obtain suitable and adequate financing. There can be no assurance that management’s plan will be successful.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flows.

Critical Accounting Policies

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. We believe that our critical accounting policies are limited to those described in Critical Accounting Policies section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2015.

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

During the six months ended March 31, 2016, management determined that we had material weaknesses relating to the segregation of duties within our accounting functions and our quarterly and annual financial close processes. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Because these material weaknesses as to internal control over financial reporting also bear upon our disclosure controls and procedures, our Principal Executive Officer /Principal Financial Officer concluded that our disclosure controls and procedures were not effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2016, the Company issued 469,388 shares of its common stock.

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

UV FLU TECHNOLOGIES, INC

Date: June 17, 2016	By:	/s/ Michael S. Ross
	Name:	Michael S. Ross
	Title:	President, Chief Executive Officer and Chief Financial Officer